Form 10-Q
period 2026-03-31
Silver Point Private Credit Fund
filed 2026-05-13
CIK 2033382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 000-56819

SILVER POINT PRIVATE CREDIT FUND

(Exact Name of Registrant as Specified in its Charter)

Maryland	99-6611702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Greenwich Plaza, Suite 1 Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 542-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2026, the registrant had 16,507,472 shares of common stock, $0.01 par value per share, outstanding. Common stock outstanding excludes May 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

Silver Point Private Credit Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Private Credit Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $622,185,130 and $339,711,331, respectively)	$616,577,973	$340,500,553
Cash	14,910,451	11,027,679
Restricted cash	27,500,000	—
Foreign cash held at banks (cost of $378,830 and $0, respectively)	385,104	—
Interest receivable	3,829,453	1,778,184
Deferred offering costs	153,277	—
Deferred financing costs	3,045,486	1,845,211
Other assets	6,738,857	1,301,937
Total assets	$673,140,601	$356,453,564

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $94,497 and $0, respectively)	$248,192,003	$94,300,000
Sell/buy-back agreements (Note 7)	—	5,146,231
Payable for unsettled transactions	4,109,552	45,394,460
Interest payable	1,303,228	795,973
Income incentive fee payable to an affiliate (Note 3)	933,809	—
Administration fees payable	448,108	655,845
Dividend payable	2,446,140	—
Other liabilities	533,877	—
Accrued expenses	1,020,062	677,510
Total liabilities	258,986,779	146,970,019

Commitments and contingencies (Note 8)

Net assets
Common shares $0.01 par value, unlimited shares authorized; 15,534,956 and 7,598,987 shares issued and outstanding, respectively	155,350	75,990
Paid-in-capital in excess of par	416,323,508	202,184,010
Distributable earnings (losses)	(2,325,036)	7,223,545
Total net assets	414,153,822	209,483,545
Total liabilities and net assets	$673,140,601	$356,453,564
Net asset value per share	$26.66	$27.57

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$14,069,439	$2,102,823
PIK interest income	193,823	—
Other income	533,114	2,253
Total investment income	14,796,376	2,105,076

Expenses:
Interest and financing expenses	3,600,627	1,404,136
Management fee (Note 3)	824,115	—
Income incentive fee (Note 3)	933,809	—
Professional fees	529,150	162,157
Administration fees	357,964	290,507
Offering costs	38,004	—
Trustee fees	65,625	—
Other general and administrative expenses	149,744	25,250
Total expenses	6,499,038	1,882,050
Recoupment of expense support (Note 3)	112,783	—
Origination fee waiver (Note 3)	—	(688,338)
Management fees waived (Note 3)	(824,115)	—
Net expenses	5,787,706	1,193,712
Net investment income	9,008,670	911,364

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	286,881	(2,066)
Foreign currency transactions	(176,548)	—
Total net realized gain (loss)	110,333	(2,066)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,396,379)	171,835
Translation of assets and liabilities in foreign currencies	18,654	—
Total net change in unrealized appreciation (depreciation)	(6,377,725)	171,835
Net gain (loss)	(6,267,392)	169,769
Net increase (decrease) in net assets resulting from operations	$2,741,278	$1,081,133

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2025	7,598,987	$75,990	$202,184,010	$7,223,545	$209,483,545
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,008,670	9,008,670
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	110,333	110,333
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(6,377,725)	(6,377,725)
Increase (decrease) in net assets resulting from capital share transactions:
Subscriptions	7,916,001	79,160	213,602,970	—	213,682,130
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	19,968	200	536,528	—	536,728
Dividends declared from distributable earnings	—	—	—	(12,289,859)	(12,289,859)
Balance at March 31, 2026	15,534,956	155,350	416,323,508	(2,325,036)	414,153,822

	Shares
Balance at December 31, 2024	600,000	$6,000	$14,994,000	$(710,466)	$14,289,534
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	911,364	911,364
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(2,066)	(2,066)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	171,835	171,835
Increase (decrease) in net assets resulting from capital share transactions:
Subscriptions	599,760	5,998	14,994,002	—	15,000,000
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	—	—
Balance at March 31, 2025	1,199,760	11,998	29,988,002	370,667	30,370,667

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,741,278	$1,081,133
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(919,320)	(96,672)
Amortization of deferred financing costs and debt issuance costs	318,329	179,161
Amortization of deferred offering costs	38,004	—
Payments for purchase of investments	(341,983,738)	(26,265,033)
Proceeds from sales, paydowns and resolutions of investments	60,909,963	5,674,870
Interest paid-in-kind	(193,823)	—
Net realized (gain) loss from investments	(286,881)	2,066
Net change in unrealized (appreciation) depreciation from investments	6,396,379	(171,835)
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Interest receivable	(2,051,269)	(141,312)
Other assets	(5,436,920)	6,088
Payable for unsettled transactions	(41,284,908)	(8,930,024)
Interest payable	507,255	1,157,027
Income incentive fee payable	933,809	—
Administration fee payable	(207,737)	203,321
Origination fee payable	—	(688,338)
Other liabilities	533,877	—
Accrued expenses(1)	151,271	39,364
Net cash provided by (used in) operating activities	(319,834,431)	(27,950,184)
Cash flows from financing activities
Proceeds from debt borrowings	367,786,500	—
Principal debt payments	(213,800,000)	—
Payment of deferred financing costs and debt issuance costs	(1,613,101)	(358,323)
Issuance of common shares	213,682,130	15,000,000
Proceeds from sell/buy-back agreements	—	47,623,175
Repayments of sell/buy-back agreements	(5,146,231)	(24,640,110)
Dividends paid in cash	(9,306,991)	—
Net cash provided by (used in) financing activities	351,602,307	37,624,742
Net increase (decrease)	31,767,876	9,674,558

Beginning of period balance(2)	$11,027,679	$11,191,439
End of period balance(2) (Note 2)	$42,795,555	$20,865,997
(1) Accrued offering costs not yet paid have been netted out of accrued expenses
(2) Including cash and cash equivalents and foreign cash held at banks

Supplemental cash flow information
Cash paid during the period for interest	$2,775,043	$67,948
Reinvestment of dividends during the period	$536,728	$—
Dividends payable	$2,446,140	$—
Deferred financing costs paid in current period but incurred in prior period	$—	$358,323
Deferred offering costs incurred but not yet paid	$191,281	$—
Unamortized deferred offering costs	$153,277	$—

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
175 3rd Street⁽⁷⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.50%, 3.75% Floor	9.25%	4/30/2025	5/1/2026	$4,900,194	$4,895,382	$4,923,218	1.19%
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	0.50	2/5/2026	9/2/2030	7,108,216	(34,370)	(56,389)	(0.01)
Accela Inc/US⁽⁷⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.42	2/5/2026	9/2/2030	4,738,810	4,715,849	4,715,258	1.14
Atlas Sand Co LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	9.51%	9.51	3/5/2025	3/1/2032	3,223,764	3,196,353	3,178,631	0.77
Bending Spoons US Inc⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.88%, 1.00% Floor	9.54	2/19/2025	3/7/2031	20,067,189	19,472,292	18,273,684	4.41
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+5.00%, 0.75% Floor	8.66	1/22/2026	10/10/2030	1,977,125	1,958,332	1,920,719	0.46
CP Atlas Buyer Inc (American Bath)⁽⁸⁾	1st Lien Term Loan	Building Products	S+5.25%	8.92	7/1/2025	7/8/2030	15,342,956	14,945,260	14,070,795	3.40
Databricks Inc⁽⁷⁾⁽⁸⁾⁽¹²⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.17	12/19/2024	1/3/2031	1,147,239	1,144,200	1,141,503	0.28
Databricks Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50% (1.00% on unfunded)	1.00	1/5/2026	1/5/2032	34,993,259	-	(174,966)	(0.04)
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹¹⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029	670,518	(7,322)	569	0.00
Elessent Clean Technologies Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.68	11/15/2024	11/15/2029	6,886,222	6,807,556	6,892,070	1.66
G-3 Chickadee Purchaser, LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+5.75%, 1.00% Floor	9.42	10/31/2025	10/31/2031	5,552,453	5,447,496	5,469,166	1.32
Gibson Brands Inc⁽⁸⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	8.93	10/29/2024	8/11/2028	5,202,966	4,844,190	4,784,492	1.16
Gopher Resource LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Environmental Solutions	S+5.75%, 1.00% Floor (2.50% PIK)	9.45	3/21/2025	10/4/2029	16,154,012	16,017,499	16,026,119	3.87
Gopher Resource LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Revolver	Environmental Solutions	S+5.75%, 1.00% Floor (0.50% on unfunded)	9.12	1/1/2026	10/4/2029	1,219,064	1,164,882	1,164,395	0.28
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (0.50% on unfunded)	0.50	8/12/2025	8/12/2030	2,119,534	(39,227)	(39,211)	(0.01)
Guava Buyer LLC (dba AVI-SPL)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor	9.14	8/12/2025	8/12/2032	17,855,662	17,515,505	17,552,116	4.24
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (1.00% on unfunded)	9.16	8/12/2025	8/12/2032	2,112,540	889,808	889,687	0.21
Hammer IntermediateCo LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.20	10/1/2025	10/1/2031	6,031,562	5,946,174	6,016,483	1.45
Hammer IntermediateCo LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Automobiles & Components	S+5.50%, 1.00% Floor (0.50% on unfunded)	0.50	10/1/2025	10/1/2031	990,868	(14,056)	(11,147)	0.00
i.PARK BROADWAY LLC (1050 N Broadway)⁽⁷⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.30%, 4.25% Floor	9.55	7/3/2025	7/6/2027	3,676,858	3,630,137	3,647,655	0.88
Igloo Group Parent Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	S+5.00%, 1.00% Floor	8.70	12/23/2025	12/23/2031	24,490,431	23,065,836	22,996,510	5.55
Industrial Service Solutions WC, Inc.⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	P+6.75%, 0.75% Floor (0.50% on unfunded)	10.25	2/6/2026	2/7/2033	2,495,127	141,917	141,391	0.03
Industrial Service Solutions WC, Inc.⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+4.50%, 0.75% Floor	8.17	2/6/2026	2/7/2033	14,346,979	14,211,808	14,203,509	3.43
IXS Holdings Inc⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.17	8/15/2025	9/21/2029	4,228,655	4,079,557	4,211,909	1.02
Jennmar Intermediate III LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%	8.68	12/16/2025	12/16/2030	29,895,170	29,045,211	29,446,743	7.11
Likewize Corp⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	9.42	12/6/2024	8/27/2029	8,093,854	7,917,408	7,378,883	1.78
LVF Holdings Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.17	2/24/2025	2/24/2032	20,306,798	19,400,123	19,186,681	4.63
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	S+5.25%, 0.75% Floor	8.94	12/22/2025	12/22/2031	4,864,898	4,819,463	4,818,122	1.16
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	E+5.25%, 0.75% Floor	7.29	12/22/2025	12/22/2031	€6,763,041	7,845,148	7,738,362	1.87

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	BBSY+5.25%, 0.75% Floor	9.03	12/22/2025	12/22/2031	AU$	5,118,308	$3,350,750	$3,497,856	0.84%
Meta Buyer LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Consumer Products	S+5.25%, 0.75% Floor (1.00% on unfunded)	8.92	12/22/2025	12/22/2031		$4,522,348	2,124,249	2,112,580	0.51
Meta Buyer LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Consumer Products	S+5.25%, 0.75% Floor (0.50% on unfunded)	0.50	1/21/2026	12/22/2031		1,972,759	(18,983)	(18,948)	0.00
Metropolis Technologies Inc⁽⁸⁾	1st Lien Term Loan	Consumer Services	S+5.25%	8.98	10/20/2025	11/3/2032		5,503,077	5,469,731	5,423,970	1.31
Michael Baker International LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Professional Services	S+4.50%, 0.75% Floor	8.20	12/30/2025	12/1/2028		20,726,949	20,060,654	20,131,049	4.86
Paperworks Industries, Inc.⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Paper & Packaging	S+6.25%, 1.00% Floor	9.95	7/11/2025	6/30/2029		15,382,705	15,121,176	15,008,404	3.62
Pelican Power Borrower LLC⁽⁷⁾⁽⁸⁾⁽¹⁴⁾	1st Lien Term Loan	Power Generation	S+5.50%, 2.00% Floor	9.17	8/29/2025	8/29/2030		26,828,170	26,914,307	27,176,937	6.56
Peloton Interactive Inc⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Fitness & Leisure	S+5.50%	9.17	1/23/2026	5/30/2029		6,982,234	7,076,701	6,984,405	1.69
Pioneer AcquisitionCo LLC⁽⁸⁾	1st Lien Term Loan	Commercial Services	S+3.25%	6.96	10/24/2025	10/27/2032		3,453,000	3,463,927	3,462,358	0.84
Quirch Foods Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+6.50%, 1.00% Floor (1.00% on unfunded)	1.00	11/24/2025	11/12/2030		1,538,390	(8,976)	(21,537)	(0.01)
Quirch Foods Holdings LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Food & Beverage	S+6.50%, 1.00% Floor	10.25	11/24/2025	11/12/2030		14,871,096	14,704,733	14,662,900	3.54
Radiate Holdco LLC⁽⁶⁾	1st Lien Delayed Draw Term Loan	Telecommunications	S+4.00%, 1.00% Floor (1.50% on unfunded)	7.67	10/23/2025	6/26/2029		7,499,250	2,480,594	2,487,226	0.60
Radiate Holdco LLC	1st Lien Term Loan	Telecommunications	S+4.00%, 1.00% Floor	7.67	10/23/2025	6/26/2029		2,499,750	2,465,535	2,495,575	0.60
Rayonier AM Products Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+7.50%, 3.00% Floor	11.20	10/28/2024	10/29/2029		5,857,761	5,748,081	5,541,368	1.34
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Media: Diversified & Production	S+5.00%, 0.75% Floor	8.67	2/13/2026	9/3/2030		8,610,854	8,569,016	8,492,455	2.05
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Media: Diversified & Production	S+5.00%, 0.75% Floor (1.00% on unfunded)	1.00	2/13/2026	9/3/2030		387,355	(1,883)	(5,326)	0.00
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+5.00%, 0.75% Floor (0.50% on unfunded)	8.67	2/13/2026	8/31/2029		979,780	451,060	444,836	0.11
Resistance Holdings Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+5.00%, 1.00% Floor	8.67	3/16/2026	3/14/2031		12,186,544	12,004,878	12,003,746	2.90
Resistance Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	3/16/2026	3/14/2031		1,015,545	(15,100)	(15,233)	0.00
RKG Newco LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Consumer Products	S+5.50%, 1.00% Floor	9.16	2/2/2026	2/2/2033		24,252,370	23,784,285	23,767,323	5.74
RKG Newco LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Consumer Products	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.16	2/2/2026	2/2/2033		1,889,795	151,910	151,184	0.04
Shrieve Chemical Co LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.67	10/30/2024	10/30/2030		11,743,509	11,553,881	11,445,417	2.76
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	9.67	10/30/2024	10/30/2030		944,724	434,947	426,227	0.10
Smarsh Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.45	1/31/2025	2/18/2029		170,466	169,563	164,614	0.04
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Software & Services	1.00% (1.00% on unfunded)	8.45	1/31/2025	2/18/2029		113,644	(355)	(3,902)	0.00
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	8.45	1/31/2025	2/18/2029		113,644	23,637	20,342	0.00
Southeastern Grocers LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Staples Retail	S+7.50%, 1.00% Floor	11.20	9/19/2025	9/19/2030		14,173,491	13,791,786	13,900,623	3.36
SP PF Buyer LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	10.67	10/16/2024	10/13/2029		25,417,803	24,831,825	24,831,905	6.00
Stryten Energy Resources LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.18	12/18/2024	12/18/2029		18,845,576	18,567,794	18,552,844	4.48
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	9.40	12/17/2024	8/5/2030		20,331,111	19,920,461	19,782,171	4.78

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
USA Debusk LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	8.92	1/1/2026	4/30/2031	$7,438,357	$7,386,945	$7,386,288	1.78%
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Commercial Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	8.92	1/1/2026	4/30/2031	2,467,995	1,746,746	1,756,316	0.42
USA Debusk LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	8.94	10/21/2025	4/30/2031	7,069,513	7,005,268	7,020,026	1.70
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	8.92	2/2/2026	4/30/2030	1,041,604	1,011,745	1,016,953	0.25
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	8.94	2/2/2026	4/30/2030	607,603	130,444	134,627	0.03
Vantage Specialty Chemicals Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.75%, 1.00% Floor (2.75% PIK)	10.45	8/29/2025	8/29/2029	23,299,630	22,778,816	22,484,143	5.43
Vantage Specialty Chemicals Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.25%, 1.00% Floor (0.50% on unfunded)	9.90	8/29/2025	2/28/2029	1,074,627	192,576	177,313	0.04
Vensure Employer Services Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	8.69	12/18/2025	9/27/2031	14,924,472	14,942,302	14,757,091	3.56
Xactus LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Business Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/6/2025	5/6/2030	670,485	(7,013)	(7,375)	0.00
Xactus LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Business Services	S+5.50%, 0.75% Floor	9.20	5/6/2025	5/6/2032	8,207,293	8,141,992	8,158,049	1.97
Total United States of America 1st Lien/Secured Loans								529,542,416	526,293,757	127.08
Canada
1261229 BC LTD⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.25%	9.92	8/28/2025	10/8/2030	20,387,688	20,211,175	19,644,027	4.74
Arterra Wines Canada Inc⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+3.76%, 0.75% Floor	7.46	10/31/2025	11/26/2027	15,151,919	14,949,508	14,773,114	3.57
Gateway Casinos & Entertainment Ltd⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	9.94	12/18/2024	12/18/2030	10,447,638	10,427,894	10,432,384	2.52
Source Energy Services Ltd⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	S+5.25%, 4.25% Floor	9.50	12/20/2024	12/20/2029	5,772,015	5,585,939	5,750,698	1.39
Total Canada 1st Lien/Secured Loans								51,174,516	50,600,223	12.22
Luxembourg
Accelya Lux Finco Sarl⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%	8.95	9/29/2025	10/4/2032	14,970,476	14,763,042	13,613,777	3.29
Total Luxembourg 1st Lien/Secured Loans								14,763,042	13,613,777	3.29
Netherlands
WeTransfer BV⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	E+5.25%	737.70%	7/18/2025	3/7/2031	€1,562,696	1,804,510	1,619,428	0.39
WeTransfer BV⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	E+5.88%	800.20%	1/2/2026	3/7/2031	€2,548,411	2,876,914	2,660,802	0.64
Total Netherlands 1st Lien/Secured Loans								4,681,424	4,280,230	1.03
United Kingdom
Inspired Entertainment Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+6.00%, 3.00% Floor	9.78	12/9/2025	6/4/2030	£3,524,444	4,713,285	4,623,666	1.12
Total United Kingdom 1st Lien/Secured Loans								4,713,285	4,623,666	1.12
Singapore
Oravel Stays Singapore Pte Ltd⁽⁹⁾	1st Lien Term Loan	Technology	S+8.00%, 1.00% Floor	11.71	1/27/2026	12/20/2029	7,154,660	7,374,193	7,244,093	1.75
Total Singapore 1st Lien/Secured Loans								7,374,193	7,244,093	1.75
Total 1st Lien/Secured Loans								612,248,876	606,655,746	146.49

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
2nd Lien/Secured Loans
United States of America
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁸⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	10.66	1/22/2025	1/22/2030	$6,279,208	$6,142,315	$6,134,786	1.48%
Delos Living LLC⁽⁷⁾	2nd Lien Term Loan	Real Estate Development & Management	14.00% (7.00% PIK)	14.00	10/9/2025	7/11/2027	2,161,998	2,081,337	2,063,514	0.50
Total United States of America 2nd Lien Term Loan								8,223,652	8,198,300	1.98
Total 2nd Lien/Secured Loans								8,223,652	8,198,300	1.98
Equities
United States of America
RKG Group Partners LP⁽⁷⁾⁽¹³⁾	Preferred Equities	Consumer Products	N/A	N/A	2/2/2026	N/A	1,275,228	1,275,228	1,275,228	0.31
Total United States of America Equities								1,275,228	1,275,228	0.31
Total Equities								1,275,228	1,275,228	0.31
Senior Secured Bonds
United States of America
Citgo Petroleum Corp⁽⁷⁾	Senior Secured Bonds	Energy	15.00%	15.00	11/26/2025	12/1/2045	18,349	18,349	18,349	0.00
Total United States of America Senior Secured Bonds								18,349	18,349	—
Canada
Bausch Health Cos Inc (Valeant)⁽⁹⁾	Senior Secured Bonds	Healthcare Equipment & Supplies	4.88%	4.88	11/5/2025	6/1/2028	412,000	376,478	377,236	0.09
Total Canada Senior Secured Bonds								376,478	377,236	0.09
Total Senior Secured Bonds								394,827	395,585	0.09
Warrants
United States of America
Delos Living LLC⁽⁷⁾⁽¹³⁾	Warrants	Real Estate Development & Management	N/A	-	10/9/2025	N/A	1	42,547	53,114	0.01
Total Warrants								42,547	53,114	0.01
Total Investments, March 31, 2026(16)(17)								$622,185,130	$616,577,973	148.88%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), or Prime Rate (“P”), Sterling Overnight Index Average ("SONIA") or the Australian Dollar Bank Bill Swap Bid Rate ("BBSY"), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on March 31, 2026.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of March 31, 2026, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $3,599,394; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $7,987,662; the net unrealized depreciation was $4,388,268; the aggregate tax cost of securities for Federal income tax purposes was $620,966,777.
(5)
Percentage is based on net assets of $414,153,822 as of March 31, 2026.
(6)
The investment has an unfunded commitment as of March 31, 2026 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the revolving credit facility (see Note 6 in the accompanying notes to the consolidated financial statements).
(9)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2026, qualifying assets totaled 81.8% of the Fund's total assets.
(10)
The negative fair value is the result of the underlying investment being unfunded and the original discount on the loan, creating a negative fair value.
(11)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(12)
Investment represents a first lien term loan that, under the terms of the applicable credit agreement, does not have first-out priority, whereby revolving facilities or other term loans referenced therein receive priority with respect to the payment of principal and interest.
(13)
Represents a non-income producing investment

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

(14)
The Fund sold a participating interest of approximately $0.5 million of the portfolio company's first lien term loan. As the transaction did not qualify as a "true sale" in accordance with U.S. GAAP, the Fund recorded a corresponding $0.5 million liability, at fair value, and the secured borrowing was included in other liabilities on the consolidated statements of assets and liabilities. The associated expenses are included in other general and administrative expenses on the consolidated statements of operations.
(15)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.
(16)
Securities exempt from registration under the Securities Act of 1933, as amended, may be deemed to be “restricted securities." As of March 31, 2026, the Fund held no securities that would be deemed a restricted security.
(17)
As of March 31, 2026 the Fund held no investments on non-accrual status, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(16)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
175 3rd Street⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.50%, 3.75% Floor	9.37%	4/30/2025	5/1/2026		$4,900,194	$4,881,217	$4,894,931	2.34%
Atlas Sand Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	9.51%	9.51	3/5/2025	3/1/2032		3,254,890	3,224,978	3,186,537	1.52
Bending Spoons US Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.25%, 1.00% Floor	9.03	2/19/2025	3/7/2031		7,524,796	7,404,475	7,314,102	3.49
CP Atlas Buyer Inc (American Bath)⁽⁹⁾	1st Lien Term Loan	Building Products	S+5.25%	8.97	7/1/2025	7/8/2030		7,381,506	7,053,789	7,123,154	3.40
Databricks Inc⁽⁷⁾⁽⁹⁾⁽¹²⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.27	12/19/2024	1/3/2031		4,741,672	4,722,911	4,765,380	2.27
Databricks Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50%, (1.00% on unfunded)	1.00	12/19/2024	1/3/2031		1,016,073	-	-	0.00
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029		459,015	(7,109)	(1,524)	0.00
Elessent Clean Technologies Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.73	11/15/2024	11/15/2029		4,726,020	4,649,540	4,710,329	2.25
G-3 Chickadee Purchaser, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.75%, 1.00% Floor	9.59	10/31/2025	10/31/2031		2,395,701	2,348,766	2,347,787	1.12
Gibson Brands Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.11%, 0.75% Floor	8.85	10/29/2024	8/11/2028		3,716,551	3,449,542	3,599,573	1.72
Gopher Resource LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Environmental Solutions	S+7.00% 1.00% Floor	10.67	3/21/2025	10/4/2029		358,817	345,181	355,873	0.17
Guava Buyer LLC (dba AVI-SPL)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor	9.34	8/12/2025	8/12/2032		7,008,019	6,871,273	6,867,859	3.28
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (1.00% on unfunded)	9.36	8/12/2025	8/12/2032		827,967	351,879	346,724	0.17
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.34	8/12/2025	8/12/2030		829,793	272,356	271,066	0.13
Hammer IntermediateCo LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.49	10/1/2025	10/1/2031		2,586,156	2,548,206	2,547,363	1.22
Hammer IntermediateCo LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.34	10/1/2025	10/1/2031		424,855	85,947	85,679	0.04
i.PARK BROADWAY LLC (1050 N Broadway)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.30%, 4.25% Floor	9.55	7/3/2025	7/6/2027		3,676,858	3,620,446	3,632,662	1.73
Igloo Group Parent Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.00%, 1.00% Floor	8.73	12/23/2025	12/23/2031		24,644,459	23,165,791	23,165,791	11.06
IXS Holdings Inc⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.22	8/15/2025	9/21/2029		4,239,306	4,080,477	4,224,293	2.02
Jennmar Intermediate III LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%	8.73	12/16/2025	12/16/2030		33,347,051	32,348,394	32,846,845	15.68
Likewize Corp⁽⁹⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	9.66	12/6/2024	8/27/2029		8,200,352	8,007,354	7,872,338	3.76
LVF Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.32	2/24/2025	2/24/2032		8,728,887	8,334,188	8,323,029	3.97
LVF Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+5.50%, (5.50% on unfunded)	5.50	2/24/2025	2/24/2032		1,315,913	(28,932)	(60,879)	(0.03)
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Brands	S+5.25%, 0.75% Floor	8.94	12/22/2025	12/22/2031		4,877,091	4,828,642	4,828,320	2.30
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Brands	E+5.25%, 0.75% Floor	7.29	12/22/2025	12/22/2031		€6,779,991	7,860,467	7,884,140	3.76
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Brands	BBSY+5.25%, 0.75% Floor	9.02	12/22/2025	12/22/2031	AU$	5,131,136	3,357,439	3,389,767	1.62
Meta Buyer LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Consumer Brands	S+5.25%, 0.75% Floor (0.50% on unfunded)	0.50	12/22/2025	12/22/2031		1,972,759	(16,239)	(16,313)	(0.01)
Meta Buyer LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Consumer Brands	S+5.25%, 0.75% Floor (1.00% on unfunded)	1.00	12/22/2025	12/22/2031		4,522,348	(18,744)	(18,843)	(0.01)
Metropolis Technologies Inc⁽⁹⁾	1st Lien Term Loan	Technology	S+5.25%	8.98	10/20/2025	10/20/2032		1,016,869	1,006,865	1,006,700	0.48
Michael Baker International LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+4.50%, 1.00% Floor	8.19	12/30/2025	12/29/2028		23,376,258	22,558,707	22,558,086	10.77

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(16)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Paperworks Industries, Inc.⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+6.25%, 1.00% Floor	9.92%	7/11/2025	6/30/2029	$5,984,961	$5,899,989	$5,868,969	2.80%
Pelican Power Borrower LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Power Generation	S+5.50%, 2.00% Floor	9.32	8/29/2025	8/29/2030	9,837,806	9,649,600	9,995,211	4.77
Pioneer AcquisitionCo LLC⁽⁹⁾	1st Lien Term Loan	Business Services	S+3.25%	6.94	10/24/2025	10/27/2032	1,253,000	1,249,887	1,254,566	0.60
Quirch Foods Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Consumer Brands	S+6.50%, 1.00% Floor (1.00% on unfunded)	1.00	11/24/2025	11/12/2030	483,702	(2,986)	(3,023)	0.00
Quirch Foods Holdings LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+6.50%, 1.00% Floor	10.34	11/24/2025	11/12/2030	4,675,783	4,618,435	4,617,336	2.20
Radiate Holdco LLC⁽⁶⁾	1st Lien Delayed Draw Term Loan	Consumer Brands	S+4.00%, 1.00% Floor (1.50% on unfunded)	7.72	10/23/2025	6/26/2029	7,499,250	2,478,355	2,443,506	1.17
Radiate Holdco LLC	1st Lien Term Loan	Consumer Brands	S+4.00%, 1.00% Floor	7.72	10/23/2025	6/26/2029	2,499,750	2,462,862	2,481,002	1.18
Rayonier AM Products Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+7.50%, 3.00% Floor	11.17	10/28/2024	10/29/2029	5,872,591	5,755,029	5,622,669	2.68
Shrieve Chemical Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.72	10/30/2024	10/30/2030	5,880,181	5,782,292	5,778,982	2.76
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	9.73	10/30/2024	10/30/2030	471,846	146,280	146,041	0.07
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.42	1/31/2025	2/18/2029	170,466	169,448	168,776	0.08
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Software & Services	1.00% (1.00% on unfunded)	1.00	1/31/2025	2/18/2029	113,644	(331)	(1,127)	0.00
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	8.43	1/31/2025	2/18/2029	113,644	43,283	42,816	0.02
Southeastern Grocers LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Staples Retail	S+7.50%, 1.00% Floor	11.17	9/19/2025	9/19/2030	5,242,589	5,091,076	5,137,371	2.45
SP PF Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	10.86	10/16/2024	10/13/2029	9,787,651	9,549,599	9,548,823	4.56
Stryten Energy Resources LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.36	12/18/2024	12/18/2029	9,039,323	8,889,968	8,898,913	4.25
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	9.69	12/17/2024	8/5/2030	5,925,000	5,823,653	5,788,725	2.76
USA Debusk LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.25%, 0.75% Floor	9.05	10/21/2025	4/30/2031	7,087,275	7,017,265	7,034,121	3.36
Vantage Specialty Chemicals Inc⁽⁷⁾⁽⁹⁾⁽¹⁵⁾	1st Lien Term Loan	Specialty Chemicals	S+6.75%, 1.00% Floor	10.42	8/29/2025	8/29/2029	12,481,632	12,190,043	12,175,832	5.81
Vantage Specialty Chemicals Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Specialty Chemicals	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	8/29/2025	2/28/2029	1,074,627	(24,240)	(26,328)	(0.01)
Vensure Employer Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	8.70	12/18/2025	9/27/2031	14,962,236	14,980,939	14,881,512	7.10
X Corp (as successor to Twitter)⁽⁹⁾	1st Lien Term Loan	Technology	S+6.75%	10.45	9/12/2025	10/29/2029	4,547,986	4,478,121	4,463,530	2.13
Xactus LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Business Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/6/2025	5/6/2030	287,484	(3,745)	(2,731)	0.00
Xactus LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.50%, 0.75% Floor	9.17	5/6/2025	5/6/2032	3,527,909	3,476,893	3,513,797	1.68
Total United States of America 1st Lien/Secured Loans								277,029,521	277,880,058	132.64
Canada
1261229 BC LTD⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.25%	9.97	8/28/2025	10/8/2030	14,939,042	14,865,663	14,559,068	6.95
Arterra Wines Canada Inc⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+3.76%, 0.75% Floor	7.43	10/31/2025	11/26/2027	11,091,948	10,922,474	10,900,834	5.20
Gateway Casinos & Entertainment Ltd⁽⁹⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	9.95	12/18/2024	12/18/2030	8,974,020	8,949,890	8,970,296	4.28
Source Energy Services Ltd⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	S+5.25%, 4.25% Floor	9.50	12/20/2024	12/20/2029	5,952,375	5,778,715	5,963,392	2.85
Total Canada 1st Lien/Secured Loans								40,516,742	40,393,590	19.28
Luxembourg
Accelya Lux Finco Sarl⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%	8.92	9/29/2025	9/29/2032	3,007,996	2,949,270	2,983,556	1.42
Total Luxembourg 1st Lien/Secured Loans								2,949,270	2,983,556	1.42

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(16)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Netherlands
WeTransfer BV⁽⁹⁾	1st Lien Term Loan	Technology	E+5.25%	7.27%	7/18/2025	3/7/2031	€1,582,730	1,827,021	1,790,906	0.85%
Total Netherlands 1st Lien/Secured Loans								1,827,021	1,790,906	0.85
United Kingdom
Inspired Entertainment Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+6.00%, 3.00% Floor	9.97	12/9/2025	6/4/2030	£3,660,000	4,891,871	4,931,850	2.35
Total United Kingdom 1st Lien/Secured Loans								4,891,871	4,931,850	2.35
Total 1st Lien/Secured Loans								327,214,425	327,979,960	156.54
2nd Lien/Secured Loans
United States of America
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁹⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	10.99	1/22/2025	1/22/2030	6,279,208	6,136,341	6,078,273	2.90
Delos Living LLC⁽⁷⁾	2nd Lien Term Loan	Real Estate Development & Management	14%	14.00	10/9/2025	7/11/2027	2,127,660	2,030,816	2,016,554	0.96
Total United States of America 2nd Lien Term Loan								8,167,157	8,094,827	3.86
Total 2nd Lien/Secured Loans								8,167,157	8,094,827	3.86
Senior Secured Bonds
United States of America
Citgo Petroleum Corp⁽⁷⁾	Senior Secured	Energy	15%	15.00	11/26/2025	12/1/2045	18,349	18,349	18,349	0.01
Service Properties Trust⁽¹³⁾	Senior Secured	Real Estate Development & Management	0%	-	9/15/2025	9/30/2027	3,571,000	3,140,502	3,226,111	1.54
Total United States of America Senior Secured Bonds								3,158,851	3,244,460	1.55
Canada
1261229 BC LTD	Senior Secured	Healthcare Equipment & Supplies	10%	10.00	12/26/2025	4/15/2032	728,000	755,520	756,850	0.36
Bausch Health Cos Inc (Valeant)	Senior Secured	Healthcare Equipment & Supplies	5%	4.88	11/5/2025	6/1/2028	412,000	372,831	369,131	0.18
Total Canada Senior Secured Bonds								1,128,351	1,125,981	0.54
Total Senior Secured Bonds								4,287,202	4,370,441	2.09
Warrants
United States of America
Delos Living LLC⁽⁷⁾⁽¹⁴⁾	Warrants	Real Estate Development & Management	N/A	N/A	10/9/2025	N/A	1	42,547	55,325	0.03
Total Warrants								42,547	55,325	0.03
Total Investments, December 31, 2025(17)(18)								$339,711,331	$340,500,553	162.52%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), or Prime Rate (“P”), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on December 31, 2025.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of December 31, 2025, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $1,079,689; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $453,663; the net unrealized appreciation was $626,027; the aggregate tax cost of securities for Federal income tax purposes was $190,344,272.
(5)
Percentage is based on net assets of $209,483,545 as of December 31, 2025.
(6)
The investment has an unfunded commitment as of December 31, 2025 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral under sell/buy-back agreements (see Note 7 in the accompanying notes to the consolidated financial statements).
(9)
Some or all of these investments are pledged as collateral to the revolving credit facility (see Note 6 in the accompanying notes to the consolidated financial statements).
(10)
The negative fair value is the result of the underlying investment being unfunded and the original discount on the loan, creating a negative fair value.
(11)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

(12)
Investment represents a first lien last out term loan pursuant to the respective credit agreement, with revolving facilities receiving priority with respect to payment of principal and interest. In exchange for the greater possible risk of loss, the the first lien last out term loan earns a higher interest rate than the revolving facilities.
(13)
This investment is a 0% coupon bond. The bond accrues interest through the amortization of its discount. Interest will be paid upon maturity of the bond.
(14)
Represents a non-income producing investment.
(15)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+6.75%.
(16)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.
(17)
Securities exempt from registration under the Securities Act of 1933, as amended, may be deemed to be “restricted securities." As of December 31, 2025, the Fund held no securities that would be deemed a restricted security.
(18)
As of December 31, 2025 the Fund held no investments on non-accrual status, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

1.
Organization and Business

Silver Point Private Credit Fund (the “Fund”), organized under the laws of the State of Maryland on June 5, 2024, is an externally managed, non-diversified closed end management investment company that has elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Fund is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as the Fund remains an emerging growth company under the JOBS Act, it will be subject to reduced public company reporting requirements. Prior to electing to be regulated as a BDC on February 2, 2026 (the "BDC Election Date") the Fund operated as a private fund in reliance on an exception from the definition of "investment company" under Section 3(c)(7) of the 1940 Act.

The Fund’s investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in middle market lending opportunities. Under normal circumstances, the Fund will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies).

Silver Point Private Credit Fund Management, LLC, a Delaware limited liability company, serves as the Fund’s investment adviser and administrator (the “Adviser”). Subject to the supervision of the Fund’s Board of Trustees (the “Board of Trustees” or the “Board”), the Adviser manages the day-to-day operations and provides the Fund with investment advisory and management services. The Adviser is responsible for sourcing, researching and structuring potential investments, monitoring portfolio companies, and providing operating and managerial assistance to the Fund and to its portfolio companies as required.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), are presented in U.S. dollars and include the accounts of the Fund and its wholly owned subsidiaries. The Fund is an investment company following accounting and reporting guidance in Accounting Standards Codification ("ASC") 946, Financial Services – Investment Companies. All material intercompany balances and transactions have been eliminated. All references to the Fund include the accounts of its consolidated subsidiaries.

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and following the BDC Election Date the Fund is required to comply with Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the "1933 Act"). The interim financial data as of March 31, 2026 and for each of the three months ended March 31, 2026 and 2025 is unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated interim financial statements for the periods presented have been included. These consolidated interim financial statements should be read in conjunction with the Fund's audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2025. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2026.

Basis of Consolidation

The Fund generally consolidates any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund has consolidated the results of its subsidiaries in its consolidated financial statements, including SPPC CAL, L.P, SPPC CAL GP, LLC, SPPC Offshore, Ltd., SPPC Onshore, Inc. and Robins Brooks SPPCF Holdings LLC. As provided by ASC 946, the Fund will not consolidate portfolio companies in which it invests, unless the portfolio company is itself an investment company or is a controlled operating company whose business consists of providing services to the Fund. The Fund's investments in the portfolio companies (including its investments held by consolidated subsidiaries) are listed on the Fund's consolidated statements of assets and liabilities as investments at fair value.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the fair value of investments, the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material.

Investment Classification

The Fund classifies its investments by level of control. Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company; the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. Detailed information with respect to the Fund's investment classification by level of control is disclosed in the accompanying consolidated financial statements, including the consolidated schedules of investments.

Cash, Restricted Cash, Cash Equivalents and Foreign Cash

Cash and restricted cash on deposit at a major financial institution are included in cash and restricted cash, respectively, in the consolidated statements of assets and liabilities. Cash equivalents consist of highly liquid assets, such as money market funds. At times, cash and restricted cash may exceed Federal Deposit Insurance Corporation insured limits. Management believes that the credit risk to these deposits is minimal. Cash equivalents are classified as Level 1 in the U.S. GAAP valuation hierarchy.

As of March 31, 2026 restricted cash represents the required minimum cash balance to be held under the terms of the Fund's revolving credit facility (Note 6). This amount is not available for general purposes and is presented as restricted cash on the consolidated statements of assets and liabilities.

Additionally, cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

The table below comprises our cash, restricted cash and foreign cash as of March 31, 2026 and December 31, 2025:

($ in millions)*	March 31, 2026	December 31, 2025
Cash	$14.9	$11.0
Restricted cash	27.5	—
Foreign cash held at banks	0.4	—
Total cash and cash equivalents	$42.8	$11.0

(*) Totals may not foot due to rounding.

Interest income generated on cash and cash equivalents is included in interest income on the consolidated statements of operations. The following table presents interest income generated by cash, restricted cash and cash equivalents for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
($ in millions)	2026	2025
Interest income on cash, restricted cash and foreign cash	$0.2	$0.1

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Investment Transactions and Related Income and Expense

Investments are carried at fair value, with resulting unrealized appreciation and depreciation reflected in the consolidated statements of operations. Purchases and sales of investments are recorded on a trade date basis. Net gains or losses on investments are included on the consolidated statements of operations. Realized gains and losses on investments are determined on the specific cost identification basis.

Loans including revolving credit agreements are generally recorded on the consolidated statements of assets and liabilities as a component of investments owned at fair value, net of the unfunded portion of the related revolving credit agreement.

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the required period of the respective investment using the effective interest method. Loan origination fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended March 31, 2026 and 2025, non-cash interest income related to such accretion amounted to $0.9 million and $0.1 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

The Fund may own loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is generally recorded as interest income on an accrual basis. On the specified capitalization date, PIK interest is added to the principal balance and cost of the loan.

Generally, loans are placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income. Interest payments received on debt investments on non-accrual status may be recognized as interest income or treated as a reduction of cost basis of the debt investment based on management’s judgment of ultimate recovery and other considerations.

Distributions from Equity Investments

Distributions received from equity investments in limited liability companies (“LLCs”) and limited partnerships (“LPs”) are evaluated to determine if the distribution should be recorded as dividend income, return of capital or realized gain (loss). Generally, the Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax basis earnings and profits in the LLCs or LPs prior to the distribution. Prior to the ex-dividend date, the value of a dividend may be reflected in the fair value of the equity investment. Distributions from equity investments that are classified as a return of capital are recorded as a reduction in the cost basis of such equity investments.

Other Income

From time to time, the Fund may receive fees for services provided to portfolio companies by the Adviser. The services that the Adviser provides vary by investment, but may include syndication, structuring, diligence fees, or other service-based fees and fees for providing managerial assistance to our portfolio companies. These fees are recognized when services are rendered and recorded as other income.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Foreign Currency Transactions

Net realized gain (loss) from foreign currency transactions as reported in the consolidated statements of operations arises from sales of foreign currencies; currency gains or losses realized between the trade and settlement dates on investment transactions; and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded in the Fund’s books and records, and U.S. dollars equivalent of the amounts actually received or paid. Net change in unrealized appreciation (depreciation) from foreign currency translations as reported in the consolidated statements of operations arises from changes in the fair values of assets and liabilities, other than investments at fiscal period-end, resulting from changes in exchange rates.

Investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

The Fund does not isolate realized and unrealized gains and losses on investments and derivative contracts resulting from changes in foreign currency exchange rates on the consolidated statements of operations. Such fluctuations are reflected on the consolidated statements of operations together with net realized gain (loss) and net change in unrealized gain (loss) on investments and derivative contracts.

Deferred Financing and Debt Issuance Costs

Deferred financing costs represent fees and other direct costs incurred in connection with the Fund’s revolving credit facility. These amounts are capitalized as an asset within the consolidated statements of assets and liabilities and are amortized using the straight-line methodology over the expected term of the borrowing which is generally expected to be at the end of the revolving period. The Fund records costs related to the issuance of term debt obligations as debt issuance costs. These costs are deferred and amortized using the effective interest method. These costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities.

Organizational Expenses and Offering Costs

Organizational costs are expensed as incurred and recorded in the consolidated statements of operations. Offering costs associated with the Fund's common shares are capitalized as an asset within in the consolidated statement of assets and liabilities and are amortized over a twelve-month period from incurrence. Costs from any additional offerings are deferred and amortized as incurred. For the three months ended March 31, 2026 and 2025, the Fund incurred no organizational expenses and incurred offering costs of $38,004 and none, respectively.

Valuation of Investments

Investments at fair value consist primarily of senior secured debt and equities.

The Board has designated the Adviser as the Fund’s valuation designee pursuant to Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Accordingly, the Adviser has appointed its BDC Valuation Committee with the responsibility for fair value determinations pursuant to valuation procedures adopted for the Fund. The Board oversees the Adviser in its role as valuation designee in accordance with the requirements of Rule 2a-5 under the 1940 Act.

Investments are valued in good faith by the Adviser at fair value pursuant to the valuation policy, which considers quotations provided by independent pricing sources, when such quotations are available and deemed reliable. The Fund conducts this valuation process on a quarterly basis.

Investments that are not listed on an exchange but are actively traded over-the-counter are generally valued at the representative “bid” quotation if held long and the representative “ask” quotation if held short or, in the case of equities that trade in over-the-counter marketplaces, at the last deemed reliable sale price provided by independent pricing sources.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Investments for which independent pricing sources or recent transaction activity are either not readily available or are not deemed reliable (“Non-Quoted Investments”) are fair valued as determined in good faith by the Adviser. Non-Quoted Investments are valued in a multi-step process:

1.
The BDC valuation team within Fund Accounting team of the Adviser (“Fund Accounting”) provides recent portfolio company financial statements and other reporting materials to independent valuation firm(s) approved by the BDC Valuation Committee.
2.
The independent valuation firm(s) evaluates this information along with relevant observable market data to conduct independent valuations each quarter, and their valuation recommendations are documented and discussed with the BDC Valuation Committee, Fund Accounting and the relevant investment professionals, as appropriate.
3.
The valuation recommendations for certain investments may be determined by the BDC Valuation Committee in good faith in accordance with the valuation policy for the Fund without the employment of an independent valuation firm, based on immateriality or other considerations as appropriate.
4.
The BDC Valuation Committee discusses the valuations and approves the fair value of the investments in good faith based on the input and advice provided by the independent valuation firm(s), the BDC valuation team and relevant investment professionals of the Adviser, as necessary.

The estimated fair value of financial instruments is based upon available information and may not be the amount that the Fund would realize in a current transaction or might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material.

In accordance with the authoritative guidance on fair value measurements and disclosures under U.S. GAAP, the Fund discloses the fair value of its investments according to a hierarchy that prioritizes the inputs used to measure the fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (level 3 measurements). In accordance with U.S. GAAP, these inputs are summarized in the three broad levels listed below:

Level 1: Inputs that reflect unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices on a securities exchange that are observable for the asset or liability either directly or indirectly in active markets, or unadjusted prices on a securities exchange in markets that are not considered to be active;

Level 3: Significant inputs that may be unobservable or inputs, including market quotations other than quoted prices on a securities exchange, in markets that are not considered to be active.

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics and other factors. An investment’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires judgment by the Adviser. The Adviser considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by multiple independent sources that are actively involved in the relevant market. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the Adviser’s perceived risk of that instrument.

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1. These include actively traded listed equities as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025 there were no investments classified within level 1.

Investments that are valued based on dealer quotations or alternative pricing sources supported by observable inputs are generally classified within level 2. These may include certain bonds or bank loans.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Investments classified within level 3 have significant unobservable inputs. Level 3 instruments may include certain bank loans, trust interests, private equity and real estate properties. When observable prices are not available for these investments, one or more valuation techniques (e.g., market approach or income approach) for which sufficient and reliable data is available may be used. Within level 3, the use of the market approach technique generally consists of using comparable market data, while the use of the income approach technique generally consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other factors. Quotations provided by independent pricing sources may also be considered, if available and deemed reliable, in determining the value of level 3 investments.

The inputs used in estimating the value of level 3 investments that are not valued using quotations provided by independent pricing sources may include but are not limited to the original transaction price, recent transactions in the same or similar instruments, completed or pending third party transactions in the underlying investment or comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, discount rates, durations and changes in financial ratios or cash flows. Comparable public companies may also be identified based on industry, size, strategy, etc. and a trading multiple or yield is determined for each comparable company. Additionally, level 3 investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated in the absence of market information. Assumptions used due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Fund’s consolidated results of operations.

Income Taxes

Effective February 2, 2026, the Fund intends to be treated, and to qualify annually thereafter, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986 (the "Code"). As a RIC, the Fund generally does not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Fund represents obligations of the shareholders.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of its investment company taxable income, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. As a RIC, the Fund is also subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner, for each taxable year, an amount at least equal to the sum of (1) 98% of its ordinary net income for the calendar year, (2) 98.2% of capital gains (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. To maintain its tax treatment as a RIC, the Fund intends, among other things, to make the requisite distributions to its shareholders, which generally relieves the Fund from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Fund may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year. To the extent that the Fund determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Fund will be subject to a nondeductible 4% U.S. federal excise tax on estimated excess taxable income.

For the three months ended March 31, 2026 and 2025, there was no accrued U.S. federal excise tax.

Prior to February 2, 2026, the Fund was treated as a partnership for U.S. federal income tax purposes. As a partnership, the Fund was generally not subject to U.S. federal income taxes at the entity level. Instead each investor was individually responsible for income taxes, if any, on its share of the Fund’s net taxable income. During this period, the Fund may have incurred entity-level state taxes or withholding taxes based on specific investors or income sources. Such taxes, were either recorded as entity-level expenses or charged directly to respective investors. Non-U.S. sourced income, such as interest, dividends, or capital gains, could have been subject to withholding and other taxes levied by the jurisdiction where the income was sourced. Such withholding taxes are accrued when incurred as withholding taxes against the relevant income stream. For the three months ended March 31, 2026 and 2025, the Fund did not incur any non-U.S. tax expenses.

During the period when the Fund was treated as a partnership for U.S. federal income tax purposes, IRS audits and adjustments were conducted at the Fund level, with the Fund potentially responsible for taxes (and associated interest and penalties) resulting from such adjustments. In certain cases, the Fund could elect to have the tax assessed or collected at the investor level. In the event of an audit, partnership audit rules and elections could significantly affect the amount and timing of tax (and associated interest and penalties) that is required to be borne by the Fund and its investors (including former investors).

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three months ended March 31, 2026 and 2025, there were no liabilities related to accounting for uncertain tax positions.

The Fund files tax returns as required in the jurisdictions where it operates or invests and may be subject to examination for all open tax years, the earliest of which is 2024. The Fund recognizes interest and penalties, when known on the consolidated statements of operations. For the three months ended March 31, 2026 and 2025, there were no material interest and penalties.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting, the Fund has determined that it has a single operating and reporting segment. Operating and reporting segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Fund's chief operating decision maker (the "CODM") in deciding how to allocate resources and assess performance. The Fund's CODM is its Chief Executive Officer and Chief Financial Officer. The key metrics, along with other various factors, the CODM utilizes to determine performance and make operating decisions are net investment income and net increase (decrease) in net assets resulting from operations, as reported on the consolidated statements of operations. The Fund's CODM views the Fund's operations and manages its business in one operating segment, which is to primarily invest in U.S. middle market lending opportunities to achieve the Fund's investment objective.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact to its consolidated financial statements.

3.
Significant Agreements and Related Party Transactions

The Fund is party to an amended and restated advisory agreement, entered into on February 2, 2026 (the "Advisory Agreement") pursuant to which the Fund agrees to pay the Adviser fees for its investment advisory and management services consisting of a management fee (the "Management Fee") and incentive fee (the "Incentive Fee"), which are ultimately borne by the shareholders. Prior to the BDC Election Date, an origination fee (the "Origination Fee") was incurred by the Fund.

Origination Fee

Prior to the BDC Election Date, the Fund was subject to an Origination Fee payable to the Adviser calculated at 1% of the aggregate dollar amount of investments committed and entered into by the Fund. In 2025, the Adviser agreed to irrevocably waive the Origination Fee from the Fund's commencement of operations. Prior to the waiver, the Fund had incurred an Origination Fee of $0.7 million. The Fund recorded the waiver on January 1, 2025 and as such, no Origination Fee was incurred for the three months ended March 31, 2026 and 2025.

Management Fee

The Management Fee is calculated at an annual rate of 1.25% of the Fund's aggregate net assets as of the beginning of the first calendar day of the applicable month. The Management Fee for any partial month will be appropriately prorated.

The Adviser has agreed to waive the Management Fee for (i) the period prior to the BDC Election Date, and (ii) the six-month period following the BDC Election Date. The fee waiver is not subject to recoupment by the Adviser.

As of March 31, 2026 and December 31, 2025, Management Fees payable were zero. For the three months ended March 31, 2026 and 2025, the Fund incurred a Management Fee of $0.8 million and $0.0 million, respectively. For the three months ended March 31, 2026 and 2025, the Management Fees waived were $0.8 million and $0.0 million, respectively.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Incentive Fee

The Incentive Fee consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on income ("Incentive Fee on Pre-Incentive Fee Net Investment Income"), and a portion is based on capital gains ("Capital Gains Fee").

Incentive Fee on Pre-Incentive Fee Net Investment Income

The Income Incentive Fee is calculated and payable to the Adviser quarterly in arrears based on the amount by which Pre-Incentive Fee Net Investment Income (as defined below) in respect of the current calendar quarter exceeds the Hurdle Rate Amount (as defined below). The Income Incentive Fee is calculated and paid as follows:

•
No amount in any calendar quarter in which the Fund’s Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate Amount.
•
100% of the Fund’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate Amount but is less than or equal to the Catch-up Amount (as defined below).
•
For any calendar quarter in which the Fund’s Pre-Incentive Fee Net Investment Income exceeds the Catch-Up Amount, 12.5% of the amount of the Fund’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the Catch-Up Amount.

The “Hurdle Rate Amount” is calculated on a quarterly basis by multiplying 1.25% (5.00% annualized) and the Fund’s net asset value (total assets less indebtedness) at the beginning of each applicable calendar quarter. The “Catch-up Amount” is calculated on a quarterly basis by multiplying 1.4286% (5.7143% annualized) and the Fund’s net asset value at the beginning of each applicable calendar quarter.“Pre-Incentive Fee Net Investment Income" means, dividends (including reinvested dividends), interest and fee income accrued by the Fund during the calendar quarter, minus the Fund’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Fund may not have received in cash. Pre-Incentive Fee Net Investment Income also includes net interest income, if any, from derivative financial instruments or swaps on a look-through basis as if the Fund owned the reference assets directly (where such net interest income is defined as the difference between (A) the interest income and fees received in respect of the reference assets of the derivative financial instrument or swap and (B) the interest expense or financing charges and other expenses paid by the Fund to the derivative or swap counterparty). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses and unrealized capital appreciation or depreciation.

Prior to the BDC Election Date, the Adviser voluntarily waived all Income Incentive Fees. As of March 31, 2026 and December 31, 2025, Income Incentive Fee payable was $0.9 million and zero, respectively. For the three months ended March 31, 2026 and 2025, the Income Incentive Fee was $0.9 million and zero, respectively.

Incentive Fee on Capital Gains

The Incentive Fee on Capital Gains, which is determined in arrears at the end of each fiscal year, is equal to 12.5% of the Fund’s Cumulative Capital Gains (as defined below) from the BDC Election Date to the end of such fiscal year, less the amount of any Incentive Fee on Capital Gains previously paid. "Cumulative Capital Gains” means, on any relevant date, cumulative realized capital gains, less the sum of (a) cumulative realized capital losses and (b) cumulative unrealized capital depreciation on investments, in each case as of such date.

Under U.S. GAAP, the Fund is required to accrue any Incentive Fee on Capital Gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each reporting period. In calculating the accrual for the Incentive Fee on Capital Gains, the Fund considers the cumulative aggregate unrealized capital appreciation in the calculation, because Incentive Fee on Capital Gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. There can be no assurance that such unrealized capital appreciation will be realized in the future and therefore the corresponding accrued Incentive Fee on Capital Gains for U.S. GAAP purposes may be reversed accordingly.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Prior to the BDC Election Date, the Adviser voluntarily waived all Incentive Fees on Capital Gains. As of March 31, 2026 and December 31, 2025, there was no Incentive Fee on Capital Gains payable. For the three months ended March 31, 2026 and 2025, the Fund incurred no Incentive Fee on Capital Gains.

Expense Support and Conditional Reimbursement Agreement

On October 14, 2024 the Fund entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain expenses (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or distributions and/or servicing fees of the Fund. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Adviser or its affiliates.

Following any quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by the Fund shall be referred to as a “Reimbursement Payment”. “Available Operating Funds” means the sum of (i) net investment Fund taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any calendar quarter, as applicable, shall equal the lesser of (i) the Excess Operating Funds in such quarter, as applicable, and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such calendar quarter, as applicable, that have not been previously reimbursed by the Fund to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar month or quarter, as applicable, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future months pursuant to the terms of this Agreement.

No Reimbursement Payment for any quarter will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Fund at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the "Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

The following table presents a summary of all expenses supported, recouped, and eligible to recoup, by the Adviser:

For the Period Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
December 31, 2024	$816,933	$112,783	$704,150	December 31, 2027	0.00%	2.39%
September 30, 2025	382,006	—	382,006	September 30, 2028	0.00%	2.46%
December 31, 2025	373,014	—	373,014	December 31, 2028	0.00%	2.26%
Total	$1,571,953	$112,783	$1,459,170

For the three months ended March 31, 2026 and 2025 the Fund accrued no Expense Support amounts and made no Reimbursement Payments to the Adviser. For the three months ended March 31, 2026 and 2025, all accrued recuopment amounts noted in the table above were included in accrued expenses and other liabilities in the consolidated statement of assets and liabilities.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's General Counsel, Chief Compliance Officer and Chief Financial Officer and their respective staffs. As of March 31, 2026 and December 31, 2025, the related party administration fee payable was $0.0 million and $0.2 million, respectively and was included in accrued expenses and other liabilities in the consolidated statement of assets and liabilities. For the three months ended March 31, 2026 and 2025, the Fund incurred $0.3 million and $0.2 million, respectively, in related party administration fees and was included in administration fees in the consolidated statement of operations.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of March 31, 2026 and December 31, 2025, the Fund owed $2,708 and $8,218, respectively to an affiliate.

On January 5, 2026, the Fund purchased $147.3 million of secured, floating rate, loans from an affiliated fund. The investments purchased were transacted on then current estimated fair value, supported by market quotations, market transactions or prices provided by independent valuation firms. Of the $147.3 million of loans that were purchased there was an unfunded commitment of $3.2 million related to revolving facilities and $6.2 million in unfunded delayed draw term loans.

On January 16, 2026 the Fund purchased $26.5 million of secured, floating rate, loans from a warehouse portfolio, managed by an affiliate of the Adviser, at fair value. Of the $26.5 million loans that were purchased there was $1.1 million of unfunded commitments related to a delayed draw term loan.

4.
Investments

Investments consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$612,248,876	$606,655,746	98.39%	$327,214,425	$327,979,960	96.32%
Second lien debt	8,223,652	8,198,300	1.33	8,167,157	8,094,827	2.38
Secured debt	394,827	395,585	0.06	4,287,202	4,370,441	1.28
Equities and warrants	1,317,775	1,328,342	0.22	42,547	55,325	0.02
Total	$622,185,130	$616,577,973	100.00%	$339,711,331	$340,500,553	100.00%

The Fund invested primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. As of March 31, 2026 and December 31, 2025, the first lien/last-out loans, at fair value, were 0.16% and 1.40%, respectively, of the investment portfolio.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2026 and December 31, 2025 with corresponding percentages of total fair value:

	March 31, 2026			December 31, 2025
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Automobiles & Components	$10,011,675	$10,217,245	1.66%	$4,080,477	$4,224,293	1.24%
Building Products	14,945,260	14,070,795	2.28	7,053,789	7,123,154	2.09
Business Services	23,077,281	22,907,765	3.72	42,262,681	42,205,230	12.40
Commercial Services	20,745,075	20,776,568	3.37	—	—	—
Consumer Brands	4,844,190	4,784,492	0.78	39,940,247	40,106,299	11.78
Consumer Products	43,332,050	43,341,707	7.03	—	—	—
Consumer Services	5,469,731	5,423,970	0.88	—	—	—
Energy	6,160,664	6,153,135	1.00	6,154,690	6,096,622	1.79
Environmental Solutions	17,182,381	17,190,514	2.79	345,181	355,873	0.10
Fitness & Leisure	7,076,701	6,984,405	1.13	—	—	—
Food & Beverage	49,045,388	48,601,158	7.88	8,305,256	8,262,150	2.43
Gaming & Entertainment	15,141,179	15,056,050	2.44	13,841,761	13,902,146	4.08
Healthcare Equipment & Supplies	20,587,653	20,021,263	3.25	15,994,014	15,685,049	4.61
Healthcare Technology	1,958,332	1,920,719	0.31	—	—	—
Industrial Products & Services	61,966,730	62,344,487	10.11	53,238,546	53,760,708	15.79
Insurance & Insurance Services	7,917,408	7,378,883	1.20	8,007,354	7,872,338	2.31
Media: Diversified & Production	9,018,193	8,931,965	1.45	—	—	—
Oilfield Services	8,782,292	8,929,329	1.45	9,003,693	9,149,929	2.69
Paper & Packaging	20,869,257	20,549,772	3.33	11,655,018	11,491,638	3.37
Pharmaceuticals & Life Sciences	11,989,778	11,988,513	1.94	—	—	—
Power Generation	26,914,307	27,176,937	4.41	9,649,600	9,995,211	2.94
Professional Services	20,060,654	20,131,049	3.26	—	—	—
Real Estate Development & Management	10,649,403	10,687,501	1.73	13,715,528	13,825,583	4.06
Software & Services	20,781,566	19,420,237	3.15	7,884,581	7,959,401	2.34
Specialty Chemicals	47,207,950	46,894,905	7.61	22,736,806	22,783,332	6.69
Specialty Retail	44,752,286	44,614,076	7.24	15,373,252	15,337,548	4.50
Staples Retail	13,791,786	13,900,623	2.25	5,091,076	5,137,371	1.51
Technology	54,593,745	52,794,517	8.56	37,882,273	37,741,029	11.08
Technology Hardware & Equipment	18,366,086	18,402,592	2.98	7,495,508	7,485,649	2.20
Telecommunications	4,946,129	4,982,801	0.81	—	—	—
Total	$622,185,130	$616,577,973	100.00%	$339,711,331	$340,500,553	100.00%

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of March 31, 2026 and December 31, 2025 with corresponding percentages of total fair value:

	March 31, 2026			December 31, 2025
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Canada	$51,550,994	$50,977,458	8.27%	$41,645,093	$41,519,571	12.19%
Luxembourg	14,763,042	13,613,777	2.21	2,949,270	2,983,556	0.88
Netherlands	4,681,424	4,280,230	0.69	1,827,021	1,790,906	0.52
Singapore	7,374,193	7,244,093	1.17	—	—	—
United Kingdom	4,713,285	4,623,666	0.75	4,891,871	4,931,850	1.45
United States of America	539,102,192	535,838,749	86.91	288,398,076	289,274,670	84.96
Total	$622,185,130	$616,577,973	100.00%	$339,711,331	$340,500,553	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of March 31, 2026.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$139,560,923	$475,293,123	$614,854,046
Secured debt	—	377,236	18,349	395,585
Equities and warrants	—	—	1,328,342	1,328,342
Total investments	$—	$139,938,159	$476,639,814	$616,577,973

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of December 31, 2025.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$70,073,748	$266,001,039	$336,074,787
Secured debt	—	4,352,092	18,349	4,370,441
Equities and warrants	—	—	55,325	55,325
Total investments	$—	$74,425,840	$266,074,713	$340,500,553

The following table includes a roll forward of the amounts for three months ended March 31, 2026 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities and warrants	Total
Balance at December 31, 2025	$266,001,038	$18,349	$55,325	$266,074,712
Transfer in(1)	—	—	—	—
Transfer out(2)	(10,913,675)	—	—	(10,913,675)
Accretion/amortization of discounts/premiums	685,733	—	—	685,733
Interest paid-in-kind	193,823	—	—	193,823
Purchases(3)	256,927,897	—	1,275,228	258,203,125
Sales, paydowns and resolutions(3)	(36,364,716)	—	—	(36,364,716)
Net realized gain/(loss)	211,825	—	—	211,825
Net change in unrealized appreciation/(depreciation)	(1,448,802)	—	(2,211)	(1,451,013)
Balance at March 31, 2026	$475,293,123	$18,349	$1,328,342	$476,639,814
Change in net unrealized appreciation / (depreciation) on investments held as of March 31, 2026	$(1,480,749)	$—	$(2,211)	$(1,482,960)

(1) There were no investments transferred in to level 3.

(2) Investment was transferred out from level 3 due to changes in observability of valuation inputs.

(3) Includes the effects of reorganizations, if any.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table includes a roll forward of the amounts for three months ended March 31, 2025 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities and warrants	Total
Balance at December 31, 2024	$57,830,754	$—	$—	$57,830,754
Transfer in(1)	—	—	—	—
Transfer out(2)	—	—	—	—
Accretion/amortization of discounts/premiums	88,382	—	—	88,382
Interest paid-in-kind	—	—	—	—
Purchases(3)	26,265,033	—	—	26,265,033
Sales, paydowns and resolutions(3)	(5,654,559)	—	—	(5,654,559)
Net realized gain/(loss)	(2,066)	—	—	(2,066)
Net change in unrealized appreciation/(depreciation)	200,471	—	—	200,471
Balance at March 31, 2025	$78,728,015	$—	$—	$78,728,015
Change in net unrealized appreciation / (depreciation) on investments held as of March 31, 2025	$200,471	$—	$—	$200,471

(1) There were no investments transferred in to level 3.

(2) There were no investments transferred out of level 3.

(3) Includes the effects of reorganizations, if any.

All realized gains (losses) and change in unrealized appreciation (depreciation) in the tables above are reflected in the accompanying consolidated statements of operations. Transfers between levels, if any, are recognized at the beginning of each reporting period.

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at March 31, 2026	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$425,041,205	Income Approach	Yield	8.4% - 19.3% (10.5%)	Decrease
			Expected Term(2)	0.1 yrs. - 0.1 yrs. (0.1 yrs.)	Decrease
	50,251,918	Recent Transaction	N/A	N/A	Increase
Equities and warrants	1,275,228	Recent Transaction	N/A	N/A	Increase
	53,114	Market Comparables	Market Multiple	2.3x	Increase
Secured Bond	18,349	Recent Transaction	N/A	N/A	Increase
Total Level 3 Investments	$476,639,814
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for non-debt investments, or debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for the all the Fund's Level 3 debt investments, including those valued to contractual maturity, was approximately 4.6 years as of March 31, 2026.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at December 31, 2025	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$154,819,697	Income Approach	Yield	7.5% - 12.9% (10.3%)	Decrease
			Expected Term(2)	0.6 yrs. - 1.8 yrs. (1.1 yrs.)	Decrease
	106,267,840	Recent Transaction	N/A	N/A	Increase
	4,931,850	Market Quotation	Market Quotation	N/A	Increase
Equities and warrants	55,325	Recent Transaction	N/A	N/A	Increase
Total Level 3 Investments	$266,074,712
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for non-debt investments, or debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for the all the Fund's Level 3 debt investments, including those valued to contractual maturity, was approximately 4.6 years as of December 31, 2025.
6.
Debt

At the BDC Election Date, the Fund elected to adopt an asset coverage ratio requirement of 150%. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period. As of March 31, 2026 and December 31, 2025, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 267% and 311%, respectively.

Revolving Credit Facility

On July 10, 2025 the Fund entered into a secured revolving credit facility agreement with Wells Fargo Bank NA (the “Revolving Credit Facility”) that allows the Fund to borrow an amount up to $400 million. The facility termination date for the Revolving Credit Facility is July 10, 2030. The interest rate is based on the daily SOFR plus a margin of 205 basis points per annum on the drawn portion, as well as a commitment fee of 50 basis points per annum on any unused portion. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

2056 Promissory Notes

On January 29, 2026, the Fund issued $1.5 million in aggregate principal of promissory notes (the "2056 Promissory Notes"). The Fund pays interest on the principal amount of the 2056 Notes at a rate of 12% per annum, payable annually in arrears. The 2056 Promissory Notes mature on January 29, 2056 and may be prepaid by the Fund at any time, in whole or in part, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within twenty-four months after the issue date of the 2056 Promissory Notes, the Fund will pay a one-time premium.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following tables present the details of the Fund's borrowings as of March 31, 2026 and December 31, 2025.

	March 31, 2026
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$400,000,000	$246,800,000	$246,800,000	$246,800,000	S+2.05%	5.71%	7/10/2030
2056 Promissory Notes(2)	1,500,000	1,500,000	1,392,003	1,486,500	12.00%	12.00%	1/29/2056
Total	$401,500,000	$248,300,000	$248,192,003	$248,286,500

	December 31, 2025
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$200,000,000	$94,300,000	$94,300,000	$94,300,000	S+2.05%	6.29%	7/10/2030
Total	$200,000,000	$94,300,000	$94,300,000	$94,300,000
(1)
Interest rate as of March 31, 2026 and December 31, 2025 was daily SOFR+2.05%, respectively. The base interest rate is subject to daily changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The fair value of the Fund’s borrowings are categorized as Level 3 within the fair value hierarchy as of March 31, 2026 and December 31, 2025.

The components of the Fund's interest and financing expenses for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Stated interest expense	$3,028,996	$1,224,975
Unfunded fees	253,302	—
Amortization of deferred financing costs and debt issuance costs	318,329	179,161
Total interest expense(1)	$3,600,627	$1,404,136
Weighted average interest rate(2)	6.42%	8.92%
Average borrowings(1)	$227,577,806	$63,873,107
(1)
Total interest expense includes amounts related to the sale/buy back financing arrangements, if applicable.
(2)
Annualized.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7.
Sell / Buy-back Agreements

The Fund may finance the purchase of certain investments through sell / buy-back agreements, which are similar to repurchase agreements. In a sell / buy-back agreement, the Fund enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. The Fund uses sell/buy-back agreements as a short-term financing with terms generally 90 days or less. Under U.S. GAAP, the Fund treats its sell/buy-back agreements as secured borrowings and continues to present the investment as an asset and the obligation to return the cash received as a liability on the consolidated statement of assets and liabilities. The amount borrowed is generally equal to the cost of the assets pledged. Interest income earned on investments pledged as collateral and financing charges associated with the sell / buy-back agreements are included within interest income and interest and financing expenses, respectively, on the consolidated statement of operations. Accrued interest receivable on investments and accrued financing charges on the sell / buy-back agreements are included within interest receivable and interest payable, respectively, on the consolidated statement of assets and liabilities.

As of March 31, 2026 there were no amounts outstanding under the sell/buy-back agreements with Macquarie Bank. As of December 31, 2025 there were $5.1 million of outstanding borrowings under the sell/buy-back agreements with Macquarie Bank, all of which had a maturity date of February 27, 2026.

As of December 31, 2025, all sell/buy-back agreements were carried at cost, which approximates their fair value due to the short-term maturity of the agreements. The fair value of the sell/buy-back agreements would be categorized as Level 3 within the fair value hierarchy.

8.
Commitments and Contingencies

From time to time, the Fund may enter into commitments to fund investments. Such commitments are incorporated into the Fund's assessment of its liquidity position. The Fund's senior secured revolver commitments are generally available on a borrower's demand. The Fund's senior secured delayed draw term loan commitments are generally available on a borrower's demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement.

A summary of the composition of the Fund’s unfunded commitments as of March 31, 2026 and December 31, 2025 is shown in the table below:

Portfolio Company	Investment Type	March 31, 2026	December 31, 2025
Accela Inc/US	1st Lien Revolver	$7,108,216	$—
Databricks Inc	1st Lien Delayed Draw Term Loan	34,993,259	1,016,073
Elessent Clean Technologies Inc	1st Lien Revolver	670,518	459,015
Gopher Resource LLC	1st Lien Revolver	40,636	—
Guava Buyer LLC	1st Lien Revolver	2,119,534	542,131
Guava Buyer LLC	1st Lien Delayed Draw Term Loan	1,186,939	464,684
Hammer IntermediateCo LLC	1st Lien Revolver	990,868	332,803
Industrial Service Solutions WC, Inc.	1st Lien Revolver	2,328,785	—
LVF Holdings Inc	1st Lien Delayed Draw Term Loan	—	1,315,913
Meta Buyer LLC	1st Lien Delayed Draw Term Loan	2,366,320	4,522,348
Meta Buyer LLC	1st Lien Revolver	1,972,759	1,972,759
Quirch Foods Holdings LLC	1st Lien Delayed Draw Term Loan	1,538,390	483,702
Radiate Holdco LLC	1st Lien Delayed Draw Term Loan	4,999,500	4,999,500
Recorded Books Inc (RB Media)	1st Lien Delayed Draw Term Loan	387,355	—
Recorded Books Inc (RB Media)	1st Lien Revolver	524,068	—
Resistance Holdings Inc	1st Lien Revolver	1,015,545	—
RKG Newco LLC	1st Lien Revolver	1,700,816	—
Shrieve Chemical Co LLC	1st Lien Revolver	494,406	317,710
Smarsh Inc	1st Lien Delayed Draw Term Loan	113,644	113,644
Smarsh Inc	1st Lien Revolver	89,400	69,702
USA Debusk LLC	1st Lien Revolver	486,082	—
USA Debusk LLC	1st Lien Delayed Draw Term Loan	694,403	—
Vantage Specialty Chemicals Inc	1st Lien Revolver	859,700	1,074,627
Xactus LLC	1st Lien Revolver	670,485	287,484
Total		$67,351,628	$17,972,095

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

In the normal course of its operations, the Fund enters into contracts that contain a variety of representations and warranties which provide general indemnifications. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred. However, based on experience, the Fund believes the risk of significant loss to be remote.

From time to time, the Fund and its affiliates are subject to litigation arising in the normal course of business, including with respect to our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

9.
Net Assets

Prior to the BDC Election date, the Fund was party to subscription agreements with investors, including affiliates of the Adviser, providing for the private placement of the Fund's common shares through commitments (collectively "Capital Commitments"). Under the terms of the Capital Commitments, investors were required to fund capital contributions to purchase the Fund's common shares up to the amount of their respective Capital Commitment on an as-needed basis each time a drawdown notice is delivered to investors.

After the BDC Election date, the Fund will enter into subscription agreements with investors, including affiliates of the Adviser, providing for the private placement of the Fund's common shares through subscriptions (collectively "Capital Subscriptions"). Under the terms of the Capital Subscriptions, the Fund continuously offers shares of its common stock on a monthly basis at a price equal to the then current NAV per share. Capital Subscriptions are accepted as of the first calendar day of each month. The Fund is authorized to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value.

As of December 31, 2025, the Fund had $204.4 million of total capital commitments, of which approximately 1.0% are held by affiliates. As of December 31, 2025, $202.3 million of capital commitments were funded.

Shares issued and outstanding as of March 31, 2026 and December 31, 2025 were 15,534,956 and 7,598,987, respectively. The aggregate interests of Shareholders affiliated with the Adviser was approximately 0.5% of the Fund as of March 31, 2026 and 1.0% as of December 31, 2025.

The following tables summarize activity in the number of shares issued during the three months ended March 31, 2026 and 2025:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
January 2, 2026	77,621	$2,140,000	$27.57
February 2, 2026	7,053,752	$190,451,300	$27.00
March 2, 2026	784,629	$21,090,830	$26.88

Date	Shares Issued	Proceeds Received	Issuance Price per Share
February 24, 2025	599,760	$15,000,000	$25.01

Distributions

The Board may, in its discretion, authorize the Fund to distribute ratably among the shareholders of any class of shares in the Fund in accordance with the number of outstanding full and fractional shares of such class or series as the Board may deem proper or as may otherwise be determined in accordance with the governing documents of the Fund. Any such distribution may be made in cash or property (including without limitation any type of obligations of the Fund or any assets thereof) or shares of any class or series or any combination thereof. It is expected that the Board will authorize at least quarterly distributions of the majority of the Fund’s net investment income. The Board may always retain such amount as it may deem necessary to pay the debts or expenses or meet other obligations of the Fund, or as it may otherwise deem desirable to use in the conduct of its affairs or to retain for future requirements or extensions of the business.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the Fund's dividends declared for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
January 28, 2026	January 28, 2026	February 27, 2026	Regular	$0.98	$7,523,076
February 27, 2026	February 27, 2026	March 31, 2026	Regular	$0.16	$2,320,031
March 25, 2026	March 31, 2026	April 30, 2026	Regular	$0.16	$2,446,752

The Fund declared no dividends the three months ended March 31, 2025.

Distribution Reinvestment Plan

On February 2, 2026 the Fund adopted a distribution reinvestment plan pursuant to which the Fund will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares. Shareholders who receive distributions in the form of common shares will be subject to the same tax consequences as if the distributions were received in cash.

The table below summarizes the number of common shares issued to shareholders through the Fund’s distribution reinvestment plan for the three months ended March 31, 2026.

Declared Date	Record Date	Payment Date	Shares Issued
February 27, 2026	February 27, 2026	March 2, 2026	19,968

As of March 31, 2025 the Fund did not have a distribution reinvestment plan in place.

Share Repurchase Program

At the discretion of Board, the Fund intends to commence a share repurchase program following the six month anniversary of the BDC Election Date in which it intends to repurchase up to 5% of the Fund’s common shares outstanding, either by number of common shares or aggregate NAV, as of the close of the applicable calendar quarter. The Board may amend, suspend or terminate the share repurchase program or conduct additional repurchases of common shares in an amount greater than 5% of common shares at any time if in its reasonable judgment it deems such action to be in the Fund’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

Under the share repurchase program, to the extent the Fund offers to repurchase common shares in any particular quarter, the Fund expects to repurchase common shares pursuant to tender offers on or around the last business day of that quarter (the "Repurchase Date") using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that common shares that have not been outstanding for at least one year will be purchased at 98% of such NAV (an "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date in respect of such common shares and ends immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, solely in the discretion of the Adviser, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining Shareholders.

There have been no repurchases under the Share Repurchase Program.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Three Months Ended March 31,
	2026	2025
Per Share Data*(1)
Net asset value, beginning of period	$27.57	$23.82
Net investment income (loss)	0.76	1.33
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.37)	0.16
Total from operations(2)	0.39	1.49
Dividends declared from net investment income	(1.30)	—
Total increase (decrease) in net assets	(0.91)	1.49
Net asset value, end of period	$26.66	$25.31
Shares outstanding, end of period	15,534,956	1,199,760
Total Return, based on net asset value(3)(4)	1.39%	6.29%
Ratios to average net assets(5)
Interest and financing related expenses	4.76%	25.40%
Net expenses	7.65%	30.97%
Net investment income (loss)	11.91%	7.10%
Total investment income	19.56%	38.08%
Net assets, end of period	$414,153,822	$30,370,667
Portfolio turnover rate(6)	12.73%	7.50%
Weighted-average shares outstanding	12,489,695	839,904

* Totals may not foot due to rounding

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for net asset value and distributions declared which reflected the actual amount per share for the applicable period.
(2)
Total from operations on a per share basis was calculated and allocated using monthly income and weighted average shares outstanding due to capital call cadence on an annual basis.
(3)
Total return is not annualized. Total return is calculated as the change in net asset value for the period, assuming dividends and distributions if any, are reinvested, divided by the beginning net asset value per share.
(4)
If the Origination Fee waiver had been effective March 31, 2025, the Fund's total return would have been 1.40% for the three months ended March 31, 2025.
(5)
The ratio reflects an annualized amount, except in the case of non-recurring expenses.
(6)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio investments or (ii) the aggregate total of sales of portfolio investments plus any prepayments received, divided by average fair value of portfolio investments during the period.
(7)
Weighted-average interest rate on financing includes interest expense and the amortization of issuance costs on both the Revolving Credit Facility and sell/buy-back agreements.
11.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in the consolidated financial statements other than those items described below.

On April 1, 2026 the Fund issued and sold 949,126 shares at an offering price of $26.66 per share. The Fund received approximately $25.3 million as payment for such shares.

On April 28, 2026 the Fund declared a regular monthly distribution of $0.1575 per share, payable on May 29, 2026 for Shareholders of record on April 30, 2026.

On May 1, 2026 the Fund received approximately $36.4 million of net proceeds relating to subscriptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) contain forward-looking statements that involve risks and uncertainties, which relate to future events or the future performance or financial condition of Silver Point Private Credit Fund (the "Fund," "we," "us," or "our"). Our actual results could differ materially from those anticipated by such forward-looking information including statements concerning:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
changes in the economy, including those caused by tariffs and trade disputes with other countries, changes in inflation and risk of recession;
•
risk associated with possible disruptions in our operations or the economy generally;
•
the impact of global health epidemics on our and our portfolio companies’ business and the global economy;
•
the effect of investments that we expect to make;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with our Adviser and its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest, including as a result of inflation;
•
the ability of our portfolio companies to achieve their objectives;
•
the use of borrowed money to finance a portion of our investments, including the consequences of interest rate increases;
•
the adequacy of our financing sources and working capital;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•
the consequences of the conflict between Russian and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chain;
•
our ability to qualify and maintain our qualification as a BDC; and
•
the effect of changes in laws or regulations affecting our operations or to tax legislation and its tax position.

We use words such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology to identify forward-looking statements.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

The Fund was originally formed on June 5, 2024, under the laws of the State of Maryland as a staturoy trust and started operations on October 24, 2024. We have elected to be regulated as a BDC under the 1940 Act and to be treated as a RIC for U.S. federal income tax purposes. We are an “emerging growth company” under the JOBS Act. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $50 million and $200 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of March 31, 2026, the portfolio median EBITDA for our portfolio companies was approximately $143.9 million. We may also, from time to time, invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

We focus on U.S. middle market opportunities that have barriers to entry because they entail in-depth due diligence, valuation and collateral analyses; involve complexity; and require speed and certainty of execution and similar features that limit the participation of traditional financing sources. These opportunities are often less competitive and allow us to require more favorable structural and economic terms than available in broader public markets. In addition to investments in U.S. middle market companies, we may invest a portion of our capital in opportunistic investments, including, but not limited to, loans, debt securities (secured and unsecured) and equity. The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating.

Our Adviser believes the middle market lending environment is attractive throughout the credit cycle as a result of the following (i) growing demand for non-traditional lenders, (ii) trajectory of the middle market environment, (iii) dynamics of middle market lending conditions and (iv) the niches of the specialty lending market, on which we believe our Adviser has the credit expertise and sourcing relationships to capitalize. The reduced competition and barriers to entry within these deals may allow us to originate and purchase loans at premium economics and with better creditor protections than those available in the broader market.

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on October 24, 2024, through March 31, 2026, we have invested approximately $0.7 billion in 60 portfolio companies, excluding any subsequent exits or repayments. As of March 31, 2026, the fair value of our portfolio was invested approximately 98.4% in first lien secured debt, 1.3% in second lien debt and 0.2% in equity investments.

Relationship with our Adviser

Silver Point Private Credit Fund Management, LLC (the "Adviser"), a Delaware limited liability company and wholly owned subsidiary of Silver Point Capital, L.P. ("Silver Point"), serves as our investment adviser and administrator (see Note 3 to the consolidated financial statements for more details). Subject to the supervision of our Board of Trustees, our Adviser manages our day-to-day operations and provides us with investment advisory and management services. Our Adviser is responsible for sourcing, researching and structuring potential investments, monitoring portfolio companies, and providing operating and managerial assistance to us and to our portfolio companies as required. We believe our Adviser will be able to leverage Silver Point’s existing relationships across advisors, intermediaries, investment banks, financial sponsors, broker-dealers, lawyers, and investors to source attractive investment opportunities.

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $47.3 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

We and our Adviser have obtained an exemptive order from the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board of Trustees determines that it would be advantageous for us to co-invest with other affiliated funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Key Components of Our Results of Operations

Investments

We focus primarily on targeting direct lending opportunities to U.S. middle market companies throughout the business cycle. Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the prevailing economic and market environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain U.S. companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of March 31, 2026, the fair value of the Fund’s total assets was comprised of approximately 81.8% of “qualifying assets.”

Revenues

We generate revenue primarily in the form of interest income on the investments we hold and, to a lesser extent, capital gains on the sales of loans and debt and equity securities and dividend income on direct equity investments. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and prepayment fees.

Interest and dividend income are recorded on an accrual basis. Loan origination fees, original issue discount and market discounts or premiums are capitalized, and we accrete or amortize such amounts to income. We record contractual prepayment premiums and the acceleration of unamortized premiums or discounts on loans and debt securities as income, which can cause investment income to vary quarter by quarter.

Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. The principal amount of debt investments and any accrued but unpaid interest generally becomes due at the maturity date. Generally a small but varied number of portfolio companies may make voluntary prepayments in any quarter, meaning that changes in the amount of prepayment fees received can vary significantly between periods and can vary without regard to underlying credit trends. Repayments of our debt investments can reduce interest income from period to period.

We recognize realized gains or losses on sales of investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment at time of disposition, without regard to unrealized gains or losses previously recorded. We record changes in unrealized gain or loss on investments based on the current period changes in fair value of investments inclusive of the reversal of previously recorded unrealized gains or losses with respect to investments realized during the current period.

Expenses

Our primary operating expenses include interest and financing costs incurred from our credit facilities and the payment of fees to our Adviser under the Advisory Agreement. Additionally, we bear other costs and expenses of our operations, administration and transactions, including, but not limited to, the following:

•
investment advisory and management fees;
•
expenses, including travel expenses, incurred by our Adviser, or members of our investment team, or payable to third parties, in respect of prospective or consummated investments;
•
amounts payable to third parties relating to, or associated with, making or holding investments, including legal, tax, consulting and other professional expenses;
•
commissions and other compensation payable to brokers or dealers;
•
transfer agent and custodial fees;
•
certain taxes;
•
direct costs and expenses of administration, including audit, accounting, consulting and legal costs;
•
errors and omissions liability insurance for Trustees and officers and any other insurance premiums;
•
interest payable on debt incurred to finance our investments;

•
calculation of our net asset value (including the costs and expenses of any independent valuation firms);
•
Independent Trustee fees and expenses;
•
the costs of any reports, proxy statements or other notices to our Shareholders, the SEC and other regulatory authorities (including printing and mailing costs), the costs of any Shareholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters; and
•
our fidelity bond.

We bear other costs and expenses of our operations and transactions in accordance with and as set forth in more detail in our Advisory Agreement (see Note 3 to the consolidated financial statements).

Use of Leverage

We are a party to debt financing arrangements that allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Shareholders. The use of leverage involves significant risks. As a BDC, pursuant to the 1940 Act, our total borrowings are limited. We are allowed to borrow amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred shares, if any, is at or above 150% immediately after such borrowing. This means that we can borrow up to $2 for every $1 of investor equity. The amount of leverage that we employ will depend on our Adviser’s and our Board of Trustees’ assessment of market conditions and other factors at the time of any proposed borrowing.

Market Opportunity

We believe the middle market lending environment, and in particular our focus area within middle market lending, is attractive throughout the credit cycle as a result of a combination of the following:

Size of the Middle Market Environment and Resulting Demand for Capital. The middle market is a critical portion of the U.S. economy and serves an outsized role in terms of GDP and revenues. According to the National Center for The Middle Market Year-End 2025 Middle Market Indicator, there are nearly 200,000 businesses in the U.S. middle market which represents one-third of private sector GDP and employment. Moreover, average year-over-year revenue growth in the middle market remained strong at 11.7%, with 84% of companies reporting top-line growth year-over-year. The Middle Market Indicator defines U.S. middle market companies as those with annual revenue between $10 million and $1 billion, significantly overlapping with our definition of U.S. middle market companies. The contribution from middle market companies to the economy has grown over time, and as the sector continues to expand, we believe there will be a similarly outsized need for capital. Historically, U.S. commercial and regional banks were traditional lenders to the middle market. However, regulatory and structural changes have taken place in the lending space that have resulted in less supply of capital for middle market companies from these traditional lenders. This has created an attractive lending opportunity for direct lenders to fill the void of traditional lenders.

Specialty Lending Market. We believe that middle market lending opportunities yield higher returns with better creditor protections when compared to broadly syndicated loan opportunities and that a unique opportunity exists for specialty lenders with differentiated sourcing channels and underwriting expertise to structure deals with more favorable terms than the broader market. We believe there persists a void in the market for deals where the borrower is in an industry or position that requires the lender to (i) conduct independent in-depth enterprise and collateral analysis and/or understand complexity, (ii) offer creative customized solutions and/or (iii) provide capital with speed and certainty of execution. We believe the reduced competition and barriers to entry within these deals allow us to originate loans at a risk-adjusted return premium to the broader market and to secure relatively stronger covenant packages, which provides our loans with significant downside protection.

Specialty Lending Expertise. Successfully lending within the middle market space requires a specialized skill set, particularly in assessing credit quality and risk, assessing business valuations, structuring and documentation, and asset management. Lenders in the middle market space have the ability to enhance value through intricate knowledge of capital structures and business dynamics, and through thoughtful structuring of financial covenants. Furthermore, lenders who engage in robust asset monitoring and management can successfully enhance returns throughout the business and credit cycle. We believe Silver Point is well-positioned to extract value from middle market opportunities given its platform, deep credit expertise, and experience managing portfolios of loans across cycles.

Attractive Opportunities to Invest in Senior Secured and Floating Rate Loans. We believe that opportunities to invest in senior secured loans are attractive because of the floating rate structure of most senior secured debt issuances and the defensive characteristics of these types of investments. We believe that floating rate debt investments can offer a superior return profile relative to fixed-rate investments, since floating rate structures are generally less susceptible to declines in value. In addition, senior secured debt possesses attractive defensive characteristics given its priority in payment relative to junior debt holders and equity holders.

Periods of economic uncertainty present both significant opportunities and risks. Increased volatility and market dislocation often result in a weakened capital base for new loan supply, and an increase in lending opportunities that require private capital to be accretive solution providers. We believe that the macroeconomic backdrop represents an attractive opportunity as, in addition to the borrowers that already prioritize private credit for their capital needs, when there is volatility in the public markets, there may be significantly increased demand for private credit. Given our capabilities and expertise in the specialty lending market, we believe we have built an all-cycle business model and we are well positioned to take advantage of the opportunity set in any market environment.

Portfolio and Investment Activity

As of March 31, 2026 and December 31, 2025, we had investments in 56 and 49 portfolio companies, respectively, with an aggregate fair value of $616.6 million and $340.5 million, respectively. As of March 31, 2026 and December 31, 2025, our portfolio had an average portfolio company investment size of $11.0 million and $6.9 million based on fair value, respectively.

The table below summarizes our investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$612.3	$606.7	98.4%	$327.2	$328.0	96.3%
Second-lien debt	8.2	8.2	1.3%	8.2	8.1	2.4%
Unsecured debt	0.4	0.4	0.1%	4.3	4.4	1.3%
Equities	1.3	1.3	0.2%	—	—	0.0%
Total	$622.2	$616.6	100.0%	$339.7	$340.5	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$622.2	100.0%	$616.6	100.0%	$339.7	100.0%	$340.5	100.0%
Non-accrual(1)	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total	$622.2	100.0%	$616.6	100.0%	$339.7	100.0%	$340.5	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended March 31, 2026, we funded an aggregate principal amount of $342.0 million. We funded $93.2 million in 10 new portfolio companies and $248.8 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.5 years. For the same period, we received $(60.9) million of aggregate repayments, paydowns and sales.

For the three months ended March 31, 2025, we funded an aggregate principal amount of $26.3 million. We funded $26.1 million in 6 new portfolio companies and $0.2 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 6.2 years. For the same period, we received $(5.7) million of aggregate repayments, paydowns and sales.

Our investment activity for the three months ended March 31, 2026 and 2025 is presented below:

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Investment funded:
New purchases	$93.2	$26.1
Follow-ons	248.8	0.2
Total	$342.0	$26.3
Investments funded(1):
First-lien debt	$340.7	$20.1
Second-lien debt	—	6.1
Unsecured debt	—	—
Equities	1.3	—
Other investments	—	—
Total	$342.0	$26.3
Investments sold or repaid(1):
First-lien debt	$(56.9)	$(5.7)
Second-lien debt	—	—
Unsecured debt	(4.0)	—
Equities	—	—
Other investments	—	—
Total	$(60.9)	$(5.7)
Number of new investment commitments in new portfolio companies	10	6
Average new investment fundings in new portfolio companies	$9.3	$4.3
Weighted average term (years) for new investments in new portfolio companies	5.5	6.2
Percentage of new floating rate debt investments at fair value	100.0%	87.4%
Percentage of new fixed rate debt investments at fair value	—	12.6%
Weighted average yield of new investments at fair value	9.1%	10.6%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted average yield of portfolio	10.0%	9.7%
Weighted average yield of performing debt investments	10.0%	9.7%
Weighted average interest rate of performing debt investments	9.3%	9.7%
Weighted average spread over SOFR of floating rate performing investments	5.5%	5.3%

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Total investment income	$14.8	$2.1
Less: Total expenses	5.8	$1.2
Net investment income	9.0	0.9
Net realized gain (loss)	0.1	—
Net change in unrealized gain (loss)	(6.4)	0.2
Net increase (decrease) in net assets resulting from operations	$2.7	$1.1

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Interest income, excluding PIK interest	$14.1	$2.1
PIK interest income	0.2	—
Other income	0.5	0.0
Total investment income	$14.8	$2.1

Our average investment portfolio size based on fair value was $544.4 million and $76.7 million for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, total investment income of $14.8 million increased by approximately $12.7 million from $2.1 million for the three months ended March 31, 2025, primarily due to an increase in interest income (excluding PIK) of $12.0 million. The increase in interest income (excluding PIK) was primarily driven by the continued deployment of capital and ramping of the portfolio year-over-year.

Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Interest and financing expenses	$3.6	$1.4
Management fee	0.8	0.0
Income incentive compensation	0.9	0.0
Professional fees	0.5	0.2
Administration fees	0.4	0.3
Trustee fees	0.1	—
Origination fee waiver	—	(0.7)
Other general and administrative expenses	0.2	—
Recoupment of expense support	0.1	—
Management fees waived	(0.8)	—
Net expenses	$5.8	$1.2

For the three months ended March 31, 2026, total expenses of $5.8 million increased by approximately $4.6 million from $1.2 million for the three months ended March 31, 2025. Interest and financing expenses for the three months ended March 31, 2026 increased by $2.2 million over the prior period, primarily driven by an increase in weighted average financing outstanding of $165.1 million. Additionally, for the three months ended March 31, 2026 Income Incentive Fee increased by approximately $0.9 million, primarily as a result of the new advisory agreement that became effective February 2, 2026.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Net realized gain (loss):
Investments	$0.3	$—
Foreign currency ("FX") transactions and FX forward contracts	(0.2)	—
Total net realized gain (loss)	$0.1	$—
Net change in unrealized appreciation (depreciation):
Investments	$(6.4)	$0.2
Total net change in unrealized appreciation (depreciation)	$(6.4)	$0.2

Net Realized Gain (Loss)

For the three months ended March 31, 2026, net realized gain (loss) on investments was $0.3 million. For the three months ended March 31, 2025, there were no significant net realized gains (losses) on investments.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three months ended March 31, 2026, net change in unrealized appreciation (depreciation) on investments was $(6.4) million, primarily driven by general spread widening in the market. We had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $0.5 million; we had gross unrealized depreciation of $(6.9) million, primarily driven by two portfolio companies with respective unrealized depreciation above $(1.0) million.

For the three months ended March 31, 2025, net change in unrealized appreciation (depreciation) on investments was $0.2 million, primarily driven by tightening of credit spreads. We had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $0.3 million; we had gross unrealized depreciation of $(0.1) million.

Income Taxes, Including Excise Taxes

Effective February 2, 2026, the Fund intends to be treated, and qualify annually thereafter, to be treated as a RIC, as defined under Subchapter M of the Internal Revenue Code of 1986. To qualify for tax treatment as a RIC, the Fund must, among other requirements, distribute to its shareholders, in each taxable year, generally at least 90% of its investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Fund intends, among other things, to make the requisite distributions to its shareholders, which generally relieve the Fund from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Fund may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Fund determines that its estimated current year taxable income will exceed its estimated current year dividend distributions, the Fund will accrue excise tax on the estimated excess taxable income.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from net investor capital subscriptions/equity issuances, advances from our credit facilities and cash flows from operations. The primary uses of our cash are investments, costs of operations, debt service, repayment and other financing costs and distributions to investors.

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 267% and 311%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of March 31, 2026 and December 31, 2025, our unfunded portfolio commitments were approximately $67.4 million and $18.0 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of March 31, 2026, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2026, we had approximately $153.2 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of March 31, 2026, we had $42.8 million in cash, restricted cash and foreign cash held at banks. During the three months ended March 31, 2026, cash used by operating activities was ($319.8) million, primarily driven by payments for the purchase of investments of ($342.0) million, net change in unsettled transactions of ($41.3) and a decrease in nets assets resulting from operations of ($5.6) partially offset by other operating activity of $5.3 million and proceeds from sales, paydowns and resolutions of investments of $60.9 million. Lastly, cash provided by financing activities was $351.6 million, primarily due to net proceeds from debt borrowings and principal repayments of $148.8 million and issuance of common shares of $213.7 million offset by dividends paid of ($9.3) million.

Contractual Obligations

As of March 31, 2026, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2056 Promissory Notes	$1.5	$—	$—	$—	$1.5
Revolving Credit Facility	246.8	—	—	246.8	—
Total Contractual Obligations	$248.3	$—	$—	$246.8	$1.5

Revolving Credit Facility

On July 10, 2025, Robins Brook SPPCF Holdings LLC, a wholly-owned subsidiary of the Fund, entered into a secured revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank NA, as facility agent (the "Facility Agent") and Western Alliance Trust Company, N.A. as collateral agent (the "Collateral Agent"). On January 8, 2026, the Revolving Credit Facility was amended to increase the commitment under the Revolving Credit Facility from $200 million to $400 million.

As of March 31, 2026, the commitment under the Revolving Credit Facility was $400 million and amounts drawn under the Revolving Credit Facility bore interest at daily SOFR plus a margin of 2.05% per annum. We also pay a commitment fee of 0.50% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

2056 Promissory Notes

On January 29, 2026, the Fund issued $1.5 million in aggregate principal of promissory notes (the "2056 Promissory Notes"). The Fund pays interest on the principal amount of the 2056 Notes at a rate of 12% per annum, payable annually in arrears. The 2056 Promissory Notes mature on January 29, 2056 and may be prepaid by the Fund at any time, in whole or in part, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within twenty-four months after the issue date of the 2056 Promissory Notes, the Fund will pay a one-time premium.

Distributions

We intend to pay monthly dividends to our Shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board of Trustees and will depend on our earnings, financial condition, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time (see Note 9 to the consolidated financial statements for more details).

Unfunded Portfolio Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments generally require certain criteria to be met to be released, and, once drawn, generally have the same remaining term as the associated Revolving Credit Facility.

As of March 31, 2026 and December 31, 2025, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2026	December 31, 2025
First Lien Secured Debt	$67.4	$18.0
Total Portfolio Company Commitments	$67.4	$18.0

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2026, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

Other Commitments and Contingencies

Contracts

We have entered into two contracts under which we have future commitments: the Advisory Agreement and the sub-administration agreement (see Note 3 to the consolidated financial statements). Payments under the Advisory Agreement are equal to (1) a percentage of the Funds net assets, (2) a two-part incentive fee and (3) reimbursements equal to an amount that the Administrator incurs for costs and expenses and the Fund’s allocable portion of overhead incurred by our Adviser in performing its obligations as Administrator under the Advisory Agreement. Either party may terminate the Advisory Agreement without penalty upon at least 60 days’ written notice to the other.

Financial Instruments

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

Valuation of Investments and Derivative Contracts

The Board of Trustees designated the Adviser as the Fund’s valuation designee pursuant to Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Accordingly, the Adviser has appointed its BDC Valuation Committee with the responsibility for fair value determinations pursuant to valuation procedures adopted for the Fund. The Board of Trustees oversees the Adviser in its role as valuation designee in accordance with the requirements of Rule 2a-5 under the 1940 Act.

Investments and derivative contracts are valued in good faith by the Adviser, as the Fund’s valuation designee, at fair value pursuant to the valuation policy, which considers quotations provided by independent pricing sources, when such quotations are available and deemed reliable. The Fund conducts this valuation process on a quarterly basis.

Investments that are not listed on an exchange but are actively traded over-the-counter are generally valued at the representative “bid” quotation if held long and the representative “ask” quotation if held short or, in the case of equities that trade in over-the-counter marketplaces, at the last deemed reliable sale price provided by independent pricing sources. Derivative contracts not listed on an exchange are generally valued through industry standard valuation models using inputs obtained from pricing vendors and from the relevant derivative contract.

The estimated fair value of financial instruments is based upon available information and may not be the amount that the Fund would realize in a current transaction or might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material.

In accordance with the authoritative guidance on fair value measurements and disclosures under U.S. GAAP, the Fund discloses the fair value of its investments according to a hierarchy that prioritizes the inputs used to measure the fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (level 3 measurements). In accordance with U.S. GAAP, these inputs are summarized in the three broad levels listed below:

Level 1: Inputs that reflect unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices on a securities exchange that are observable for the asset or liability either directly or indirectly in active markets, or unadjusted prices on a securities exchange in markets that are not considered to be active;

Level 3: Significant inputs that may be unobservable or inputs, including market quotations other than quoted prices on a securities exchange, in markets that are not considered to be active.

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics and other factors. An investment’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires judgment by the Adviser. The Adviser considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by multiple independent sources that are actively involved in the relevant market. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the Adviser’s perceived risk of that instrument.

In determining an instrument’s placement within the hierarchy, the Adviser separates the Fund’s investment portfolio into two categories: investments and derivative contracts. Each of these categories can further be divided between assets and liabilities and further by investment type.

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1.

Investments that are valued based on dealer quotations or alternative pricing sources supported by observable inputs are generally classified within level 2. These may include certain bonds or bank loans.

Investments classified within level 3 have significant unobservable inputs. Level 3 instruments may include certain bank loans, trust interests, private equity and real estate properties. When observable prices are not available for these investments, one or more valuation techniques (e.g., market approach or income approach) for which sufficient and reliable data is available may be used. Within level 3, the use of the market approach technique generally consists of using comparable market data, while the use of the income approach technique generally consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other factors. Quotations provided by independent pricing sources may also be considered, if available and deemed reliable, in determining the value of level 3 investments.

The inputs used in estimating the value of level 3 investments that are not valued using quotations provided by independent pricing sources may include but are not limited to the original transaction price, recent transactions in the same or similar instruments, completed or pending third party transactions in the underlying investment or comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, discount rates, durations and changes in financial ratios or cash flows. Comparable public companies may also be identified based on industry, size, strategy, etc. and a trading multiple or yield is determined for each comparable company. Additionally, level 3 investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated in the absence of market information. Assumptions used due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Fund’s consolidated results of operations.

See Note 2 and Note 5 to the consolidated financial statements for more information on our valuation process, as well as key assumptions and inputs used in valuation of level 3 investments period over period.

Recent Developments

On April 1, 2026 the Fund issued and sold 949,126 shares at an offering price of $26.66 per share. The Fund received approximately $25.3 million as payment for such shares.

On April 28, 2026 the Fund declared a regular monthly distribution of $0.1575 per share, payable on May 29, 2026 for Shareholders of record on April 30, 2026.

On May 1, 2026 the Fund received approximately $36.4 million of net proceeds relating to subscriptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including but not limited to changes in interest rates, foreign currency rates and the valuations of our investment portfolio.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

As of March 31, 2026, approximately 98.9% of our total debt investments at fair value bore floating interest rates. Our Revolving Credit Facility also bears a floating interest rate (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	March 31, 2026
Basis Point Change	Change in Interest Income	Change in Interest Expense	Change in Net Investment Income(1)
($ in millions)
Up 300 basis points	$18.7	$(7.4)	$11.3
Up 200 basis points	12.4	(4.9)	7.5
Up 100 basis points	6.2	(2.5)	3.7
Up 50 basis points	3.1	(1.2)	1.9
Down 50 basis points	(3.1)	1.2	(1.9)
Down 100 basis points	(6.1)	2.5	(3.6)
Down 200 basis points	(11.9)	4.9	(7.0)
Down 300 basis points	(16.4)	7.4	(9.0)
(1)
Excludes the impact of income based incentive fees. See Note 3 to the consolidated financial statements for more details on fees.

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net investment income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We and our Adviser are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our Adviser, respectively. Neither we nor the Adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and contained in "Item 1A. Risk Factors" in our most recent registration statement on Form 10/A, filed with the SEC on March 31, 2026, each of which could materially affect our business, financial condition or future results. The risks described in Form 10/A are not the only risks facing the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Except as described and as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the quarter ended March 31, 2026 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s registration statement on Form 10 (File No. 000-56819) filed on February 2, 2026).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Fund’s registration statement on Form 10 (File No. 000-56819) filed on February 2, 2026).
10.1	Form of Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Fund’s registration statement on Form 10 (File No. 000-56819) filed on February 2, 2026).
10.2

Amendment No. 1 to the Loan and Security Agreement among SPPCF Facility Services, LLC, Robins Brooks SPPCF Holdings, LLC, the Fund and the Lenders party thereto, dated January 8, 2026 (incorporated by reference to Exhibit 10.8 to the Fund's registration statement on Form 10/A (File No. 000-56819) filed on March 31, 2026).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Silver Point Private Credit Fund

Date: May 13, 2026	By:	/s/ Anthony Dinello
Anthony DiNello
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer (Principal Financial Officer)