Form 10-Q
period 2026-06-30
Silver Point Private Credit Fund
filed 2026-08-07
CIK 2033382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 19,035,104 shares of common stock, $0.01 par value per share, outstanding. Common stock outstanding excludes August 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

Silver Point Private Credit Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Private Credit Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $678,105,823 and $339,711,331, respectively)	$672,801,866	$340,500,553
Cash	19,864,386	11,027,679
Restricted cash	27,500,000	—
Foreign cash held at banks (cost of $1,218,064 and $0, respectively)	1,238,190	—
Interest receivable	4,779,284	1,778,184
Interest rate swaps, at fair value	148,415	—
Deferred offering costs	138,489	—
Deferred financing costs	2,712,386	1,845,211
Other assets	5,556	1,301,937
Total assets	$729,188,572	$356,453,564

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $94,497 and $0, respectively)	$215,692,792	$94,300,000
Sell/buy-back agreements (Note 7)	—	5,146,231
Payable for unsettled transactions	5,207,536	45,394,460
Interest payable	1,128,739	795,973
Income incentive fee payable to an affiliate (Note 3)	1,470,705	—
Administration fees payable	607,998	655,845
Dividend payable	2,940,970	—
Other liabilities	534,404	—
Accrued expenses	1,028,880	677,510
Total liabilities	228,612,024	146,970,019

Commitments and contingencies (Note 8)

Net assets
Common shares $0.01 par value, unlimited shares authorized; 18,672,822 and 7,598,987 shares issued and outstanding, respectively	186,728	75,990
Paid-in-capital in excess of par	500,195,763	202,184,010
Distributable earnings (losses)	194,057	7,223,545
Total net assets	500,576,548	209,483,545
Total liabilities and net assets	$729,188,572	$356,453,564
Net asset value per share	$26.81	$27.57

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$17,228,936	$2,758,415	$31,298,375	$4,861,238
PIK interest income	199,700	2,265	393,523	2,265
Other income	10,772	1,686	543,886	3,939
Total investment income	17,439,408	2,762,366	32,235,784	4,867,442

Expenses:
Interest and financing expenses	4,067,112	1,551,780	7,667,739	2,955,916
Management fee (Note 3)	1,474,587	—	2,298,702	—
Income incentive fee (Note 3)	1,470,705	—	2,404,514	—
Professional fees	601,760	90,817	1,130,910	252,974
Administration fees	309,390	189,634	667,354	480,141
Offering costs	58,616	—	96,620	—
Trustee fees	65,445	—	131,070	—
Other general and administrative expenses	264,827	21,752	414,570	47,002
Total expenses	8,312,442	1,853,983	14,811,479	3,736,033
Recoupment of expense support (Note 3)	173,953	—	286,736	—
Origination fee waiver (Note 3)	—	—	—	(688,338)
Management fees waived (Note 3)	(1,474,587)	—	(2,298,702)	—
Net expenses	7,011,808	1,853,983	12,799,513	3,047,695
Net investment income	10,427,600	908,383	19,436,271	1,819,747

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	189,476	1,089	476,357	(977)
Foreign currency transactions	(44,128)	(27,044)	(220,676)	(27,044)
Interest rate swaps	(132,050)	—	(132,050)	—
Total net realized gain (loss)	13,298	(25,955)	123,631	(28,021)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	303,194	(90,418)	(6,093,185)	81,417
Translation of assets and liabilities in foreign currencies	(13,619)	925	5,035	925
Interest rate swaps	147,409	—	147,409	—
Total net change in unrealized appreciation (depreciation)	436,984	(89,493)	(5,940,741)	82,342
Net gain (loss)	450,282	(115,448)	(5,817,110)	54,321
Net increase (decrease) in net assets resulting from operations	$10,877,882	$792,935	$13,619,161	$1,874,068

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2025	7,598,987	$75,990	$202,184,010	$7,223,545	$209,483,545
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,008,670	9,008,670
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	110,333	110,333
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(6,377,725)	(6,377,725)
Increase (decrease) in net assets resulting from capital share transactions:
Subscriptions	7,916,001	79,160	213,602,970	—	213,682,130
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	19,968	200	536,528	—	536,728
Dividends declared from distributable earnings	—	—	—	(12,289,859)	(12,289,859)
Balance at March 31, 2026	15,534,956	155,350	416,323,508	(2,325,036)	414,153,822
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	10,427,600	10,427,600
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	13,298	13,298
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	436,984	436,984
Increase (decrease) in net assets resulting from capital share transactions:
Subscriptions	3,054,710	30,546	81,648,427	—	81,678,973
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	83,156	832	2,223,828	—	2,224,660
Dividends declared from distributable earnings	—	—	—	(8,358,789)	(8,358,789)
Balance at June 30, 2026	18,672,822	186,728	500,195,763	194,057	500,576,548

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2024	600,000	$6,000	$14,994,000	$(710,466)	$14,289,534
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	911,364	911,364
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(2,066)	(2,066)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	171,835	171,835
Increase (decrease) in net assets resulting from capital share transactions:
Subscriptions	599,760	5,998	14,994,002	—	15,000,000
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	—	—
Balance at March 31, 2025	1,199,760	11,998	29,988,002	370,667	30,370,667
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	908,383	908,383
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(25,955)	(25,955)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(89,493)	(89,493)
Increase (decrease) in net assets resulting from capital share transactions:
Subscriptions	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	—	—
Balance at June 30, 2025	1,199,760	11,998	29,988,002	1,163,602	31,163,602

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$13,619,161	$1,874,068
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(1,716,117)	(198,165)
Amortization of deferred financing costs and debt issuance costs	652,218	204,796
Amortization of deferred offering costs	96,620	—
Payments for purchase of investments	(439,028,982)	(42,574,400)
Proceeds from sales, paydowns and resolutions of investments	103,220,480	6,329,488
Interest paid-in-kind	(393,523)	(2,265)
Net realized (gain) loss from investments	(476,357)	977
Net change in unrealized (appreciation) depreciation from investments	6,093,185	(81,417)
Net change in unrealized (appreciation) depreciation from interest rate swaps	(147,409)	—
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	—	(108,293)
Interest receivable	(3,001,100)	(362,935)
Other assets	1,296,381	5,782
Payable for unsettled transactions	(40,186,924)	(4,867,429)
Interest payable	332,766	2,117,455
Income incentive fee payable	1,470,705	—
Administration fee payable	(47,847)	333,443
Origination fee payable	—	(688,338)
Interest rate swaps accrual, net	(1,006)	—
Other liabilities	534,404	—
Accrued expenses	351,370	123,064
Net cash provided by (used in) operating activities	(357,331,975)	(37,894,169)
Cash flows from financing activities
Proceeds from debt borrowings	441,786,500	—
Principal debt payments	(320,300,000)	—
Payment of deferred financing costs and debt issuance costs	(1,848,210)	(358,323)
Issuance of common shares	295,361,103	15,000,000
Proceeds from sell/buy-back agreements	—	133,380,340
Repayments of sell/buy-back agreements	(5,146,231)	(97,497,145)
Dividends paid in cash	(14,946,290)	—
Net cash provided by (used in) financing activities	394,906,872	50,524,872
Net increase (decrease)	37,574,897	12,630,703

Beginning of period balance(1)	$11,027,679	$11,191,439
End of period balance(1) (Note 2)	$48,602,576	$23,822,142
(1) Including cash and cash equivalents and foreign cash held at banks

Supplemental cash flow information
Cash paid during the period for interest	$6,682,755	$633,665
Reinvestment of dividends during the period	$2,761,388	$—
Dividends payable	$2,940,970	$—
Unamortized deferred offering costs	$138,489	$—
Deferred financing costs paid in current period but incurred in prior period	$—	$358,323

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
Accela Inc/US⁽⁷⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.39%	2/5/2026	9/2/2030	$4,738,810	$4,717,158	$4,716,576	0.94%
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	0.50	2/5/2026	9/2/2030	7,108,216	(32,432)	(53,210)	(0.01)
Atlas Sand Co LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	9.51%	9.51	3/5/2025	3/1/2032	3,192,264	3,166,202	3,157,149	0.63
Bending Spoons US Inc⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.88%, 1.00% Floor	9.49	2/19/2025	3/7/2031	14,672,630	14,294,585	14,410,457	2.88
ChemCat AcquisitionCo LLC (Ketjen)	1st Lien Term Loan	Specialty Chemicals	S+4.75%	8.48	6/30/2026	3/2/2033	5,615,789	5,391,158	5,503,473	1.10
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+4.50%, 0.75% Floor	8.16	1/22/2026	10/10/2030	1,972,182	1,954,462	1,918,666	0.38
CP Atlas Buyer Inc (American Bath)⁽⁸⁾	1st Lien Term Loan	Building Products	S+5.25%	8.89	7/1/2025	7/8/2030	15,304,406	14,927,913	13,399,849	2.68
Databricks Inc⁽⁷⁾⁽⁸⁾⁽¹²⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.11	12/19/2024	1/3/2031	1,147,239	1,144,332	1,148,386	0.23
Databricks Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50% (1.00% on unfunded)	1.00	1/5/2026	1/5/2032	34,993,259	-	34,993	0.01
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹¹⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029	670,518	(6,819)	1,933	0.00
Elessent Clean Technologies Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.67	11/15/2024	11/15/2029	6,732,540	6,660,063	6,751,948	1.35
G-3 Chickadee Purchaser, LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+5.75%, 1.00% Floor	9.41	10/31/2025	10/31/2031	5,517,532	5,417,783	5,412,699	1.08
Gibson Brands Inc⁽⁸⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	8.94	10/29/2024	8/11/2028	5,189,382	4,867,929	4,880,575	0.97
Gopher Resource LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Environmental Solutions	S+5.75%, 1.00% Floor (2.50% PIK)	9.48	3/21/2025	10/4/2029	16,113,818	15,986,757	15,994,632	3.20
Gopher Resource LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Revolver	Environmental Solutions	S+5.75%, 1.00% Floor (0.50% on unfunded)	9.40	1/1/2026	10/4/2029	1,219,064	556,312	555,793	0.11
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.15	8/12/2025	8/12/2030	2,119,534	132,575	136,710	0.03
Guava Buyer LLC (dba AVI-SPL)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor	9.14	8/12/2025	8/12/2032	17,810,799	17,485,384	17,614,880	3.52
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (1.00% on unfunded)	9.16	8/12/2025	8/12/2032	2,110,208	888,944	900,057	0.18
Hammer IntermediateCo LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Automobiles & Components	S+5.50%, 1.00% Floor (0.50% on unfunded)	0.50	10/1/2025	10/1/2031	990,868	(13,419)	(7,432)	0.00
Hammer IntermediateCo LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.23	10/1/2025	10/1/2031	5,757,637	5,679,302	5,772,031	1.15
Hawk Parent Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Financial Services	S+5.50%, 1.00% Floor	9.16	6/11/2026	6/1/2032	18,279,817	17,779,010	17,777,122	3.55
i.PARK BROADWAY LLC (1050 N Broadway)⁽⁷⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.30%, 4.25% Floor	9.55	7/3/2025	7/6/2027	3,676,858	3,638,933	3,663,254	0.73
Igloo Group Parent Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	S+5.00%, 1.00% Floor	8.73	12/23/2025	12/23/2031	24,336,403	22,964,382	22,900,555	4.57
Industrial Service Solutions WC, Inc.⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	P+6.75%, 0.75% Floor (0.50% on unfunded)	9.08	2/6/2026	2/7/2033	2,495,127	517,074	503,184	0.10
Industrial Service Solutions WC, Inc.⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+4.50%, 0.75% Floor	8.14	2/6/2026	2/7/2033	14,346,979	14,216,538	14,203,509	2.84
INEOS US Petrochem LLC	1st Lien Term Loan	Specialty Chemicals	S+4.25%	7.99	5/5/2026	3/29/2029	8,050,538	7,518,422	7,073,404	1.41
Iron Oak Energy Solutions LLC⁽⁷⁾	1st Lien Term Loan	Energy	S+5.50%, 3.00% Floor	9.16	6/1/2026	5/26/2033	4,739,193	4,622,022	4,620,713	0.92
IXS Holdings Inc⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.16	8/15/2025	9/5/2029	4,218,003	4,078,295	4,177,637	0.83
Jennmar Intermediate III LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%	8.73	12/16/2025	12/16/2030	16,334,681	15,844,205	16,114,163	3.22
LA Specialty Produce Co LLC(dba Vesta Foodservice)⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+4.50%, 0.75% Floor (0.50% on unfunded)	0.50	4/1/2026	4/1/2033	1,621,604	(7,819)	(8,108)	0.00

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
LA Specialty Produce Co LLC(dba Vesta Foodservice)⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Food & Beverage	S+4.50%, 0.75% Floor (0.50% on unfunded)	0.99%	4/1/2026	4/1/2033		$936,926	$(9,036)	$(9,369)	0.00%
LA Specialty Produce Co LLC(dba Vesta Foodservice)⁽⁷⁾	1st Lien Term Loan	Food & Beverage	S+4.50%, 0.75% Floor	8.19	4/1/2026	4/1/2033		6,486,414	6,423,658	6,421,550	1.28
Learning Care Group Us No 2	1st Lien Term Loan	Education	S+4.00%, 0.50% Floor	7.67	6/3/2026	8/11/2028		161,489	128,056	125,331	0.03
Likewize Corp⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	9.43	12/6/2024	8/27/2029		7,987,356	7,827,462	7,273,486	1.45
LVF Holdings Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.16	2/24/2025	2/24/2032		20,255,647	19,386,874	19,179,098	3.83
Meta Buyer LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Consumer Products	S+5.25%, 0.75% Floor (0.50% on unfunded)	8.97	1/21/2026	12/22/2031		1,972,759	436,947	437,153	0.09
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	BBSY+5.25%, 0.75% Floor	9.62	12/22/2025	12/22/2031	AU$	5,118,308	3,352,045	3,508,512	0.70
Meta Buyer LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Consumer Products	S+5.25%, 0.75% Floor (1.00% on unfunded)	8.93	12/22/2025	12/22/2031		4,516,958	2,119,891	2,109,175	0.42
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	E+5.25%, 0.75% Floor	7.33	12/22/2025	12/22/2031		€6,763,041	7,847,091	7,653,383	1.53
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	S+5.25%, 0.75% Floor	8.93	12/22/2025	12/22/2031		4,852,705	4,808,572	4,808,088	0.96
Metropolis Technologies Inc⁽⁸⁾	1st Lien Term Loan	Consumer Services	S+5.25%	8.92	10/20/2025	11/3/2032		5,058,213	5,025,203	4,961,273	0.99
Michael Baker International LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Professional Services	S+4.50%, 0.75% Floor	8.23	12/30/2025	12/1/2028		18,084,149	17,549,078	17,541,625	3.50
NP Gaming Acquisition LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Gaming & Entertainment	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	4/21/2026	4/21/2031		1,130,422	(27,162)	(28,261)	(0.01)
NP Gaming Acquisition LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.50%, 1.00% Floor	10.17	4/21/2026	4/21/2031		21,760,632	21,234,117	21,216,616	4.24
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Paper & Packaging	S+7.00%, 1.00% Floor	10.64	7/11/2025	6/30/2029		15,183,563	14,931,656	14,751,026	2.95
Pelican Power Borrower LLC⁽⁷⁾⁽⁸⁾⁽¹⁴⁾	1st Lien Term Loan	Power Generation	S+5.50%, 2.00% Floor	9.17	8/29/2025	8/29/2030		26,828,170	26,913,750	27,203,765	5.43
Peloton Interactive Inc⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Fitness & Leisure	S+5.50%	9.14	1/23/2026	5/30/2029		9,956,833	10,079,799	9,956,833	1.99
Quirch Foods Holdings LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Food & Beverage	S+6.50%, 1.00% Floor	10.19	11/24/2025	11/12/2030		14,833,918	14,676,802	14,633,660	2.92
Quirch Foods Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+6.50%, 1.00% Floor (1.00% on unfunded)	1.00	11/24/2025	11/12/2030		1,538,390	(8,492)	(20,768)	0.00
Radiate Holdco LLC	1st Lien Delayed Draw Term Loan	Telecommunications	S+4.00%, 1.00% Floor (1.50% on unfunded)	7.64	10/23/2025	6/26/2029		2,499,750	2,494,128	2,495,375	0.50
Radiate Holdco LLC	1st Lien Term Loan	Telecommunications	S+4.00%, 1.00% Floor	7.64	10/23/2025	6/26/2029		2,499,750	2,467,711	2,495,375	0.50
Rayonier AM Products Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+7.50%, 3.00% Floor	11.23	10/28/2024	10/29/2029		5,842,931	5,740,505	5,509,266	1.10
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Media: Diversified & Production	S+5.00%, 0.75% Floor	8.67	2/13/2026	9/3/2030		8,588,843	8,550,052	8,477,177	1.69
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Media: Diversified & Production	S+5.00%, 0.75% Floor (1.00% on unfunded)	1.00	2/13/2026	9/3/2030		387,355	(1,786)	(5,036)	0.00
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Media: Diversified & Production	S+5.00%, 0.75% Floor (0.50% on unfunded)	0.50	2/13/2026	8/31/2029		979,780	(4,172)	(10,122)	0.00
Resistance Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	3/16/2026	3/14/2031		1,015,545	(14,340)	(18,788)	0.00
Resistance Holdings Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+5.00%, 1.00% Floor	8.73	3/16/2026	3/14/2031		11,881,880	11,711,028	11,679,888	2.33
RKG Newco LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Consumer Products	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.15	2/2/2026	2/2/2033		1,889,795	342,240	342,364	0.07
RKG Newco LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Consumer Products	S+5.50%, 1.00% Floor	9.16	2/2/2026	2/2/2033		24,252,370	23,800,893	23,796,491	4.75
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	9.65	10/30/2024	10/30/2030		944,724	435,634	427,505	0.09

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Shrieve Chemical Co LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.64%	10/30/2024	10/30/2030	$11,713,790	$11,532,220	$11,431,905	2.28%
Smarsh Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.48	1/31/2025	2/18/2029	170,466	169,657	165,092	0.03
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.75%, 0.75% Floor (1.00% on unfunded)	1.00	1/31/2025	2/18/2029	113,644	(338)	(3,583)	0.00
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	8.39	1/31/2025	2/18/2029	113,644	64,601	61,573	0.01
Southeastern Grocers LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Staples Retail	S+7.50%, 1.00% Floor	11.23	9/19/2025	9/19/2030	14,020,800	13,660,476	13,763,845	2.75
SP PF Buyer LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	10.66	10/16/2024	10/13/2029	25,353,454	24,807,707	24,805,677	4.96
Stryten Energy Resources LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.15	12/18/2024	12/18/2029	15,398,250	15,182,893	15,254,753	3.05
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	9.43	12/17/2024	8/5/2030	20,276,445	19,888,182	19,891,192	3.97
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	8.91	2/2/2026	4/30/2030	607,603	304,409	311,266	0.06
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	8.91	2/2/2026	4/30/2030	1,041,604	891,006	900,641	0.18
USA Debusk LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Commercial Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	8.92	1/1/2026	4/30/2031	1,769,143	1,750,998	1,765,605	0.35
USA Debusk LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	8.89	10/21/2025	4/30/2031	7,051,750	6,990,208	7,037,647	1.41
USA Debusk LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	8.92	1/1/2026	4/30/2031	7,419,478	7,371,178	7,404,639	1.48
Vantage Specialty Chemicals Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.25%, 1.00% Floor (0.50% on unfunded)	9.89	8/29/2025	2/28/2029	1,074,627	275,084	241,791	0.05
Vantage Specialty Chemicals Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.75%, 1.00% Floor (2.75% PIK)	10.48	8/29/2025	8/29/2029	23,403,862	22,918,956	22,233,669	4.44
Vensure Employer Services Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	8.72	12/18/2025	9/27/2031	14,886,708	14,903,666	14,727,368	2.94
Xactus LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Business Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	9.23	5/6/2025	5/6/2030	670,485	216,908	215,449	0.04
Xactus LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Business Services	S+5.50%, 0.75% Floor	9.23	5/6/2025	5/6/2032	8,186,619	8,124,042	8,129,313	1.62
Total United States of America 1st Lien/Secured Loans								561,659,308	558,525,111	111.55
Canada
1261229 BC LTD⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.25%	9.89	8/28/2025	10/8/2030	20,336,334	20,167,610	19,692,841	3.93
Arterra Wines Canada Inc⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+3.76%, 0.75% Floor	7.49	10/31/2025	11/26/2027	15,111,890	14,941,609	14,976,117	2.99
Gateway Casinos & Entertainment Ltd⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	9.92	12/18/2024	12/18/2030	10,421,255	10,400,927	10,330,069	2.06
Source Energy Services Ltd⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	S+5.75%, 4.25% Floor	10.00	12/20/2024	12/20/2029	5,704,192	5,529,951	5,627,185	1.12
Total Canada 1st Lien/Secured Loans								51,040,097	50,626,212	10.10
Luxembourg
Accelya Lux Finco Sarl⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%	8.98	9/29/2025	10/4/2032	14,932,956	14,732,555	13,234,332	2.64
Total Luxembourg 1st Lien/Secured Loans								14,732,555	13,234,332	2.64
Netherlands
WeTransfer BV⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	E+5.25%	7.54	7/18/2025	3/7/2031	€1,542,661	1,781,482	1,730,408	0.35
WeTransfer BV⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	E+5.88%	8.17	1/2/2026	3/7/2031	€2,516,556	2,845,110	2,830,087	0.57
Total Netherlands 1st Lien/Secured Loans								4,626,592	4,560,495	0.92
United Kingdom
Inspired Entertainment Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+6.00%, 3.00% Floor	9.73	12/9/2025	6/4/2030	£3,422,778	4,580,130	4,516,211	0.90
Total United Kingdom 1st Lien/Secured Loans								4,580,130	4,516,211	0.90
Singapore
Oravel Stays Singapore Pte Ltd⁽⁹⁾	1st Lien Term Loan	Technology	S+8.00%, 1.00% Floor	11.73	1/27/2026	12/20/2029	14,762,847	15,151,550	15,216,532	3.04
Total Singapore 1st Lien/Secured Loans								15,151,550	15,216,532	3.04
Total 1st Lien/Secured Loans								651,790,232	646,678,893	129.15

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
2nd Lien/Secured Loans
United States of America
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁸⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	10.69%	1/22/2025	1/22/2030	$6,279,208	$6,147,119	$6,185,020	1.24%
Delos Living LLC⁽⁷⁾	2nd Lien Term Loan	Real Estate Development & Management	14.00% (7.00% PIK)	14.00	10/9/2025	7/11/2027	2,199,733	2,136,827	2,097,028	0.42
Total United States of America 2nd Lien Term Loan								8,283,946	8,282,048	1.66
Total 2nd Lien/Secured Loans								8,283,946	8,282,048	1.66
Equities
United States of America
RKG Group Partners LP⁽⁷⁾⁽¹³⁾	Preferred Equities	Consumer Products	N/A	N/A	2/2/2026	N/A	1,275,228	1,275,228	1,498,392	0.30
Total United States of America Equities								1,275,228	1,498,392	0.30
Total Equities								1,275,228	1,498,392	0.30
Senior Secured Bonds
United States of America
Amber Energy Inc.⁽⁷⁾	Senior Secured Bonds	Energy	15.00%	15.00	11/26/2025	12/1/2045	36,595	36,595	36,595	0.01
Total United States of America Senior Secured Bonds								36,595	36,595	0.01
Canada
Bausch Health Cos Inc (Valeant)⁽⁹⁾	Senior Secured Bonds	Healthcare Equipment & Supplies	4.88%	4.88	11/5/2025	6/1/2028	412,000	380,208	380,552	0.08
Total Canada Senior Secured Bonds								380,208	380,552	0.08
Italy
LSF12 Rigel US Investments LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Senior Secured Bonds	Specialty Chemicals	9.50%	9.50	4/30/2026	10/31/2031	€14,521,000	16,295,124	15,922,451	3.18
Total Canada Senior Secured Bonds								16,295,124	15,922,451	3.18
Total Senior Secured Bonds								16,711,927	16,339,598	3.27
Warrants
United States of America
Delos Living LLC⁽⁷⁾⁽¹³⁾	Warrants	Real Estate Development & Management	N/A	N/A	10/9/2025	N/A	1	44,490	2,935	0.00
Total Warrants								44,490	2,935	0.00
Total Investments, June 30, 2026(16)(17)								$678,105,823	$672,801,866	134.47%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), or Prime Rate (“P”), Sterling Overnight Index Average (“SONIA”) or the Australian Dollar Bank Bill Swap Bid Rate (“BBSY”), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on June 30, 2026.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of June 30, 2026, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $1,567,585; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $7,473,988; the net unrealized depreciation was $5,906,403; the aggregate tax cost of securities for Federal income tax purposes was $678,708,267.
(5)
Percentage is based on net assets of $500,576,548 as of June 30, 2026.
(6)
The investment has an unfunded commitment as of June 30, 2026 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the revolving credit facility (see Note 6 in the accompanying notes to the consolidated financial statements).
(9)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2026, qualifying assets totaled 77.6% of the Fund's total assets.
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

June 30, 2026 (Unaudited)

(12)
Investment represents a first lien term loan that, under the terms of the applicable credit agreement, does not have first-out priority, whereby revolving facilities or other term loans referenced therein receive priority with respect to the payment of principal and interest.
(13)
Represents a non-income producing investment
(14)
The Fund sold a participating interest of approximately $0.5 million of the portfolio company's first lien term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. GAAP, the Fund recorded a corresponding $0.5 million liability, at fair value, and the secured borrowing was included in other liabilities on the consolidated statements of assets and liabilities. The associated expenses are included in other general and administrative expenses on the consolidated statements of operations.
(15)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.
(16)
Securities exempt from registration under the Securities Act of 1933, as amended, may be deemed to be “restricted securities.” As of June 30, 2026, the Fund held no securities that would be deemed a restricted security.
(17)
As of June 30, 2026 the Fund held no investments on non-accrual status, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	2.150%	Annual	12/1/2030	Barclays	€8,900,000	$(117,514)	$126,109
US Interest Rate Swaps	Receive	SOFR	Annual	3.470%	Annual	8/7/2027	Barclays	$600,000	(6,353)	5,997
US Interest Rate Swaps	Receive	SOFR	Annual	3.780%	Annual	3/10/2030	Barclays	$3,400,000	(8,709)	16,309
Total										148,415
Total Interest Rate Swaps										$148,415

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(16)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
175 3rd Street⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.50%, 3.75% Floor	9.37%	4/30/2025	5/1/2026		$4,900,194	$4,881,217	$4,894,931	2.34%
Atlas Sand Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	10%	9.51	3/5/2025	3/1/2032		3,254,890	3,224,978	3,186,537	1.52
Bending Spoons US Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.25%, 1.00% Floor	9.03	2/19/2025	3/7/2031		7,524,796	7,404,475	7,314,102	3.49
CP Atlas Buyer Inc (American Bath)⁽⁹⁾	1st Lien Term Loan	Building Products	S+5.25%	8.97	7/1/2025	7/8/2030		7,381,506	7,053,789	7,123,154	3.40
Databricks Inc⁽⁷⁾⁽⁹⁾⁽¹²⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.27	12/19/2024	1/3/2031		4,741,672	4,722,911	4,765,380	2.27
Databricks Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50%, (1.00% on unfunded)	1.00	12/19/2024	1/3/2031		1,016,073	-	-	0.00
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029		459,015	(7,109)	(1,524)	0.00
Elessent Clean Technologies Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.73	11/15/2024	11/15/2029		4,726,020	4,649,540	4,710,329	2.25
G-3 Chickadee Purchaser, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.75%, 1.00% Floor	9.59	10/31/2025	10/31/2031		2,395,701	2,348,766	2,347,787	1.12
Gibson Brands Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.11%, 0.75% Floor	8.85	10/29/2024	8/11/2028		3,716,551	3,449,542	3,599,573	1.72
Gopher Resource LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Environmental Solutions	S+7.00% 1.00% Floor	10.67	3/21/2025	10/4/2029		358,817	345,181	355,873	0.17
Guava Buyer LLC (dba AVI-SPL)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor	9.34	8/12/2025	8/12/2032		7,008,019	6,871,273	6,867,859	3.28
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (1.00% on unfunded)	9.36	8/12/2025	8/12/2032		827,967	351,879	346,724	0.17
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.34	8/12/2025	8/12/2030		829,793	272,356	271,066	0.13
Hammer IntermediateCo LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.49	10/1/2025	10/1/2031		2,586,156	2,548,206	2,547,363	1.22
Hammer IntermediateCo LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.34	10/1/2025	10/1/2031		424,855	85,947	85,679	0.04
i.PARK BROADWAY LLC (1050 N Broadway)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.30%, 4.25% Floor	9.55	7/3/2025	7/6/2027		3,676,858	3,620,446	3,632,662	1.73
Igloo Group Parent Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.00%, 1.00% Floor	8.73	12/23/2025	12/23/2031		24,644,459	23,165,791	23,165,791	11.06
IXS Holdings Inc⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.22	8/15/2025	9/21/2029		4,239,306	4,080,477	4,224,293	2.02
Jennmar Intermediate III LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%	8.73	12/16/2025	12/16/2030		33,347,051	32,348,394	32,846,845	15.68
Likewize Corp⁽⁹⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	9.66	12/6/2024	8/27/2029		8,200,352	8,007,354	7,872,338	3.76
LVF Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.32	2/24/2025	2/24/2032		8,728,887	8,334,188	8,323,029	3.97
LVF Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+5.50%, (5.50% on unfunded)	5.50	2/24/2025	2/24/2032		1,315,913	(28,932)	(60,879)	(0.03)
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Brands	S+5.25%, 0.75% Floor	8.94	12/22/2025	12/22/2031		4,877,091	4,828,642	4,828,320	2.30
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Brands	E+5.25%, 0.75% Floor	7.29	12/22/2025	12/22/2031		€6,779,991	7,860,467	7,884,140	3.76
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Brands	BBSY+5.25%, 0.75% Floor	9.02	12/22/2025	12/22/2031	AU$	5,131,136	3,357,439	3,389,767	1.62
Meta Buyer LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Consumer Brands	S+5.25%, 0.75% Floor (0.50% on unfunded)	0.50	12/22/2025	12/22/2031		1,972,759	(16,239)	(16,313)	(0.01)
Meta Buyer LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Consumer Brands	S+5.25%, 0.75% Floor (1.00% on unfunded)	1.00	12/22/2025	12/22/2031		4,522,348	(18,744)	(18,843)	(0.01)
Metropolis Technologies Inc⁽⁹⁾	1st Lien Term Loan	Technology	S+5.25%	8.98	10/20/2025	10/20/2032		1,016,869	1,006,865	1,006,700	0.48
Michael Baker International LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+4.50%, 1.00% Floor	8.19	12/30/2025	12/29/2028		23,376,258	22,558,707	22,558,086	10.77

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(16)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Paperworks Industries, Inc.⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+6.25%, 1.00% Floor	9.92%	7/11/2025	6/30/2029	$5,984,961	$5,899,989	$5,868,969	2.80%
Pelican Power Borrower LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Power Generation	S+5.50%, 2.00% Floor	9.32	8/29/2025	8/29/2030	9,837,806	9,649,600	9,995,211	4.77
Pioneer AcquisitionCo LLC⁽⁹⁾	1st Lien Term Loan	Business Services	S+3.25%	6.94	10/24/2025	10/27/2032	1,253,000	1,249,887	1,254,566	0.60
Quirch Foods Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Consumer Brands	S+6.50%, 1.00% Floor (1.00% on unfunded)	1.00	11/24/2025	11/12/2030	483,702	(2,986)	(3,023)	0.00
Quirch Foods Holdings LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+6.50%, 1.00% Floor	10.34	11/24/2025	11/12/2030	4,675,783	4,618,435	4,617,336	2.20
Radiate Holdco LLC⁽⁶⁾	1st Lien Delayed Draw Term Loan	Consumer Brands	S+4.00%, 1.00% Floor (1.50% on unfunded)	7.72	10/23/2025	6/26/2029	7,499,250	2,478,355	2,443,506	1.17
Radiate Holdco LLC	1st Lien Term Loan	Consumer Brands	S+4.00%, 1.00% Floor	7.72	10/23/2025	6/26/2029	2,499,750	2,462,862	2,481,002	1.18
Rayonier AM Products Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+7.50%, 3.00% Floor	11.17	10/28/2024	10/29/2029	5,872,591	5,755,029	5,622,669	2.68
Shrieve Chemical Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.72	10/30/2024	10/30/2030	5,880,181	5,782,292	5,778,982	2.76
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	9.73	10/30/2024	10/30/2030	471,846	146,280	146,041	0.07
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.42	1/31/2025	2/18/2029	170,466	169,448	168,776	0.08
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Software & Services	1.00% (1.00% on unfunded)	1.00	1/31/2025	2/18/2029	113,644	(331)	(1,127)	0.00
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	8.43	1/31/2025	2/18/2029	113,644	43,283	42,816	0.02
Southeastern Grocers LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Staples Retail	S+7.50%, 1.00% Floor	11.17	9/19/2025	9/19/2030	5,242,589	5,091,076	5,137,371	2.45
SP PF Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	10.86	10/16/2024	10/13/2029	9,787,651	9,549,599	9,548,823	4.56
Stryten Energy Resources LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.36	12/18/2024	12/18/2029	9,039,323	8,889,968	8,898,913	4.25
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	9.69	12/17/2024	8/5/2030	5,925,000	5,823,653	5,788,725	2.76
USA Debusk LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.25%, 0.75% Floor	9.05	10/21/2025	4/30/2031	7,087,275	7,017,265	7,034,121	3.36
Vantage Specialty Chemicals Inc⁽⁷⁾⁽⁹⁾⁽¹⁵⁾	1st Lien Term Loan	Specialty Chemicals	S+6.75%, 1.00% Floor	10.42	8/29/2025	8/29/2029	12,481,632	12,190,043	12,175,832	5.81
Vantage Specialty Chemicals Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Specialty Chemicals	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	8/29/2025	2/28/2029	1,074,627	(24,240)	(26,328)	(0.01)
Vensure Employer Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	8.70	12/18/2025	9/27/2031	14,962,236	14,980,939	14,881,512	7.10
X Corp (as successor to Twitter)⁽⁹⁾	1st Lien Term Loan	Technology	S+6.75%	10.45	9/12/2025	10/29/2029	4,547,986	4,478,121	4,463,530	2.13
Xactus LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Business Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/6/2025	5/6/2030	287,484	(3,745)	(2,731)	0.00
Xactus LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.50%, 0.75% Floor	9.17	5/6/2025	5/6/2032	3,527,909	3,476,893	3,513,797	1.68
Total United States of America 1st Lien/Secured Loans								277,029,521	277,880,058	132.64
Canada
1261229 BC LTD⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.25%	9.97	8/28/2025	10/8/2030	14,939,042	14,865,663	14,559,068	6.95
Arterra Wines Canada Inc⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+3.76%, 0.75% Floor	7.43	10/31/2025	11/26/2027	11,091,948	10,922,474	10,900,834	5.20
Gateway Casinos & Entertainment Ltd⁽⁹⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	9.95	12/18/2024	12/18/2030	8,974,020	8,949,890	8,970,296	4.28
Source Energy Services Ltd⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	S+5.25%, 4.25% Floor	9.50	12/20/2024	12/20/2029	5,952,375	5,778,715	5,963,392	2.85
Total Canada 1st Lien/Secured Loans								40,516,742	40,393,590	19.28
Luxembourg
Accelya Lux Finco Sarl⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%	8.92	9/29/2025	9/29/2032	3,007,996	2,949,270	2,983,556	1.42
Total Luxembourg 1st Lien/Secured Loans								$2,949,270	$2,983,556	142.00%

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(16)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Netherlands
WeTransfer BV⁽⁹⁾	1st Lien Term Loan	Technology	E+5.25%	7.27%	7/18/2025	3/7/2031	€1,582,730	$1,827,021	$1,790,906	0.85%
Total Netherlands 1st Lien/Secured Loans								1,827,021	1,790,906	0.85
United Kingdom
Inspired Entertainment Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+6.00%, 3.00% Floor	9.97	12/9/2025	6/4/2030	£3,660,000	4,891,871	4,931,850	2.35
Total United Kingdom 1st Lien/Secured Loans								4,891,871	4,931,850	2.35
Total 1st Lien/Secured Loans								327,214,425	327,979,960	156.54
2nd Lien/Secured Loans
United States of America
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁹⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	10.99	1/22/2025	1/22/2030	6,279,208	6,136,341	6,078,273	2.90
Delos Living LLC⁽⁷⁾	2nd Lien Term Loan	Real Estate Development & Management	14%	14.00	10/9/2025	7/11/2027	2,127,660	2,030,816	2,016,554	0.96
Total United States of America 2nd Lien Term Loan								8,167,157	8,094,827	3.86
Total 2nd Lien/Secured Loans								8,167,157	8,094,827	3.86
Senior Secured Bonds
United States of America
Amber Energy Inc.⁽⁷⁾	Senior Secured	Energy	15%	15.00	11/26/2025	12/1/2045	18,349	18,349	18,349	0.01
Service Properties Trust⁽¹³⁾	Senior Secured	Real Estate Development & Management	0%	-	9/15/2025	9/30/2027	3,571,000	3,140,502	3,226,111	1.54
Total United States of America Senior Secured Bonds								3,158,851	3,244,460	1.55
Canada
1261229 BC LTD	Senior Secured	Healthcare Equipment & Supplies	10%	10.00	12/26/2025	4/15/2032	728,000	755,520	756,850	0.36
Bausch Health Cos Inc (Valeant)	Senior Secured	Healthcare Equipment & Supplies	5%	4.88	11/5/2025	6/1/2028	412,000	372,831	369,131	0
Total Canada Senior Secured Bonds								1,128,351	1,125,981	0.54
Total Senior Secured Bonds								4,287,202	4,370,441	2.09
Warrants
United States of America
Delos Living LLC⁽⁷⁾⁽¹⁴⁾	Warrants	Real Estate Development & Management	N/A	N/A	10/9/2025	N/A	1	42,547	55,325	0.03
Total Warrants								42,547	55,325	0.03
Total Investments, December 31, 2025(17)(18)								$339,711,331	$340,500,553	162.52%

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
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of December 31, 2025, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $1,991,872; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $1,152,999; the net unrealized appreciation was $838,873; the aggregate tax cost of securities for Federal income tax purposes was $339,661,680.
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
(17)
Securities exempt from registration under the Securities Act of 1933, as amended, may be deemed to be “restricted securities.” As of December 31, 2025, the Fund held no securities that would be deemed a restricted security.
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

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

1.
Organization and Business

Silver Point Private Credit Fund (the “Fund”), organized under the laws of the State of Maryland on June 5, 2024, is an externally managed, non-diversified closed end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Fund is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as the Fund remains an emerging growth company under the JOBS Act, it will be subject to reduced public company reporting requirements. Prior to electing to be regulated as a BDC on February 2, 2026 (the “BDC Election Date”) the Fund operated as a private fund in reliance on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), are presented in U.S. dollars and include the accounts of the Fund and its wholly owned subsidiaries. The Fund is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. All material intercompany balances and transactions have been eliminated. All references to the Fund include the accounts of its consolidated subsidiaries.

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and following the BDC Election Date the Fund is required to comply with Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the “1933 Act”). The interim financial data as of June 30, 2026 and for each of the three and six months ended June 30, 2026 and 2025 is unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated interim financial statements for the periods presented have been included. These consolidated interim financial statements should be read in conjunction with the Fund's audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2025. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2026.

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

Investment Classification

The Fund classifies its investments by level of control. Under the 1940 Act, the Fund is presumed to “control” a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company; the Fund is generally presumed a non-control “affiliated person” if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. Detailed information with respect to the Fund's investment classification by level of control is disclosed in the accompanying consolidated financial statements, including the consolidated schedules of investments.

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

As of June 30, 2026 restricted cash represents the required minimum cash balance to be held under the terms of the Fund's revolving credit facility (Note 6). This amount is not available for general purposes and is presented as restricted cash on the consolidated statements of assets and liabilities.

Additionally, cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

The table below comprises our cash, restricted cash and foreign cash as of June 30, 2026 and December 31, 2025:

($ in millions)*	June 30, 2026	December 31, 2025
Cash	$19.9	$11.0
Restricted cash	27.5	—
Foreign cash held at banks	1.2	—
Total cash and cash equivalents	$48.6	$11.0

(*) Totals may not foot due to rounding.

Interest income generated on cash and cash equivalents is included in interest income on the consolidated statements of operations. The following table presents interest income generated by cash, restricted cash and cash equivalents for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Interest income on cash, restricted cash and foreign cash	$0.3	$0.2	$0.6	$0.2

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

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the required period of the respective investment using the effective interest method. Loan origination fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended June 30, 2026 and 2025, non-cash interest income related to such accretion amounted to $0.8 million and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, non-cash interest income related to such accretion amounted to $1.7 million and $0.2 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Derivatives and Hedging

In the normal course of business, the Fund has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. The Fund recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815 Derivatives and Hedging.

The Fund enters into interest swap transactions from time to time to manage interest rate exposure in certain fixed rate debt investments and such swaps are not designated as hedging instruments in accordance with hedge accounting. The Fund presents changes in the fair value as part of change in unrealized appreciation (depreciation) on the consolidated statements of operations and amounts received or paid related to derivative contracts are recognized on a net basis as realized gain (loss) and determined on the specific cost identification basis.

The fair value of interest rate swap agreements are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the interest rate swaps does not take into account collateral posted which is recorded separately as due to or due from broker on the Fund's consolidated statements of assets and liabilities, depending on the nature of the balance at period end.

Derivative instruments are expressed in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Fund's derivative activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments, including market, credit, liquidity, and operational risks. The Fund manages these risks on an aggregate basis as part of its risk management process.

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

Organizational Expenses and Offering Costs

Organizational costs are expensed as incurred and recorded in the consolidated statements of operations. Offering costs associated with the Fund's common shares are capitalized as an asset within in the consolidated statement of assets and liabilities and are amortized over a twelve-month period from incurrence. Costs from any additional offerings are deferred and amortized as incurred. For the three months ended June 30, 2026 and 2025, the Fund incurred no organizational expenses and incurred offering costs of $0.1 million and zero, respectively. For the six months ended June 30, 2026 and 2025, the Fund incurred organizational expenses of zero and $(0.0) million, respectively, and incurred offering costs of $0.1 million and zero, respectively.

Valuation of Investments and Derivative Contracts

Investments at fair value consist primarily of senior secured debt and equities. Derivative contracts consist primarily of interest rate swaps.

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

Investments and derivative contracts are valued in good faith by the Adviser at fair value pursuant to the valuation policy, which considers quotations provided by independent pricing sources, when such quotations are available and deemed reliable. The Fund conducts this valuation process on a quarterly basis.

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

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1. These include actively traded listed equities as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025 there were no investments classified within level 1.

Investments that are valued based on dealer quotations or alternative pricing sources supported by observable inputs are generally classified within level 2. These may include certain bonds or bank loans.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). OTC derivatives, including foreign currency forward contracts and interest rate swaps are generally valued using observable inputs. In instances where models are used, the value of an OTC derivative depends upon the contractual terms of, and specific risks inherent in the instrument as well as the availability and reliability of observable inputs. OTC derivatives are typically classified within level 2 of the fair value hierarchy depending on their liquidity or the observability of their inputs.

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

Income Taxes

Effective February 2, 2026, the Fund intends to be treated, and to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, the Fund generally does not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Fund represents obligations of the shareholders.

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

For the three and six months ended June 30, 2026 and 2025, there was no accrued U.S. federal excise tax.

Prior to February 2, 2026, the Fund was treated as a partnership for U.S. federal income tax purposes. As a partnership, the Fund was generally not subject to U.S. federal income taxes at the entity level. Instead each investor was individually responsible for income taxes, if any, on its share of the Fund’s net taxable income. During this period, the Fund may have incurred entity-level state taxes or withholding taxes based on specific investors or income sources. Such taxes, were either recorded as entity-level expenses or charged directly to respective investors. Non-U.S. sourced income such as interest, dividends, or capital gains, could have been subject to withholding and other taxes levied by the jurisdiction where the income was sourced. Such withholding taxes are accrued when incurred as withholding taxes against the relevant income stream. For the three and six months ended June 30, 2026 and 2025, the Fund did not incur any non-U.S. tax expenses.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three and six months ended June 30, 2026 and 2025, there were no liabilities related to accounting for uncertain tax positions.

The Fund files tax returns as required in the jurisdictions where it operates or invests and may be subject to examination for all open tax years, the earliest of which is 2024. The Fund recognizes interest and penalties, when known on the consolidated statements of operations. For the three and six months ended June 30, 2026 and 2025, there were no material interest and penalties.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting, the Fund has determined that it has a single operating and reporting segment. Operating and reporting segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Fund's chief operating decision maker (the “CODM”) in deciding how to allocate resources and assess performance. The Fund's CODM is its Chief Executive Officer and Chief Financial Officer. The key metrics, along with other various factors, the CODM utilizes to determine performance and make operating decisions are net investment income and net increase (decrease) in net assets resulting from operations, as reported on the consolidated statements of operations. The Fund's CODM views the Fund's operations and manages its business in one operating segment, which is to primarily invest in U.S. middle market lending opportunities to achieve the Fund's investment objective.

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

3.
Significant Agreements and Related Party Transactions

The Fund is party to an amended and restated advisory agreement, entered into on February 2, 2026 (the “Advisory Agreement”) pursuant to which the Fund agrees to pay the Adviser fees for its investment advisory and management services consisting of a management fee (the “Management Fee”) and incentive fee (the “Incentive Fee”), which are ultimately borne by the shareholders. Prior to the BDC Election Date, an origination fee (the “Origination Fee”) was incurred by the Fund.

Origination Fee

Prior to the BDC Election Date, the Fund was subject to an Origination Fee payable to the Adviser calculated at 1% of the aggregate dollar amount of investments committed and entered into by the Fund. In 2025, the Adviser agreed to irrevocably waive the Origination Fee from the Fund's commencement of operations. Prior to the waiver, the Fund had incurred an Origination Fee of $0.7 million. The Fund recorded the waiver on January 1, 2025 and as such, no Origination Fee was incurred for the three and six months ended June 30, 2026 and 2025.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

As of June 30, 2026 and December 31, 2025, Management Fees payable were zero. For the three months ended June 30, 2026 and 2025, the Fund incurred a Management Fee of $1.5 million and zero, respectively. For the six months ended June 30, 2026 and 2025, the Fund incurred a Management Fee of $2.3 million and zero, respectively. For the three months ended June 30, 2026 and 2025, the Management Fees waived were $1.5 million and zero, respectively. For the six months ended June 30, 2026 and 2025, the Management Fees waived were $2.3 million and zero, respectively.

Incentive Fee

The Incentive Fee consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on income (“Incentive Fee on Pre-Incentive Fee Net Investment Income”), and a portion is based on capital gains (“Capital Gains Fee”).

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

The “Hurdle Rate Amount” is calculated on a quarterly basis by multiplying 1.25% (5.00% annualized) and the Fund’s net asset value (total assets less indebtedness) at the beginning of each applicable calendar quarter. The “Catch-up Amount” is calculated on a quarterly basis by multiplying 1.4286% (5.7143% annualized) and the Fund’s net asset value at the beginning of each applicable calendar quarter.“Pre-Incentive Fee Net Investment Income” means, dividends (including reinvested dividends), interest and fee income accrued by the Fund during the calendar quarter, minus the Fund’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Fund may not have received in cash. Pre-Incentive Fee Net Investment Income also includes net interest income, if any, from derivative financial instruments or swaps on a look-through basis as if the Fund owned the reference assets directly (where such net interest income is defined as the difference between (A) the interest income and fees received in respect of the reference assets of the derivative financial instrument or swap and (B) the interest expense or financing charges and other expenses paid by the Fund to the derivative or swap counterparty). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses and unrealized capital appreciation or depreciation.

Prior to the BDC Election Date, the Adviser voluntarily waived all Income Incentive Fees. As of June 30, 2026 and December 31, 2025, Income Incentive Fee payable was $1.5 million and zero, respectively. For the three months ended June 30, 2026 and 2025, the Income Incentive Fee was $1.5 million and zero, respectively. For the six months ended June 30, 2026 and 2025, the Income Incentive Fee was $2.4 million and zero, respectively.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Incentive Fee on Capital Gains

The Incentive Fee on Capital Gains, which is determined in arrears at the end of each fiscal year, is equal to 12.5% of the Fund’s Cumulative Capital Gains (as defined below) from the BDC Election Date to the end of such fiscal year, less the amount of any Incentive Fee on Capital Gains previously paid. “Cumulative Capital Gains” means, on any relevant date, cumulative realized capital gains, less the sum of (a) cumulative realized capital losses and (b) cumulative unrealized capital depreciation on investments, in each case as of such date.

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

Prior to the BDC Election Date, the Adviser voluntarily waived all Incentive Fees on Capital Gains. As of June 30, 2026 and December 31, 2025, there was no Incentive Fee on Capital Gains payable. For the three months ended June 30, 2026 and 2025, the Fund incurred no Incentive Fee on Capital Gains. For the six months ended June 30, 2026 and 2025, the Fund incurred no Incentive Fee on Capital Gains.

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

No Reimbursement Payment for any quarter will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Fund at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

The following table presents a summary of all expenses supported, recouped, and eligible to recoup, by the Adviser:

For the Period Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
December 31, 2024	$816,933	$286,736	$530,197	December 31, 2027	0.00%	2.39%
September 30, 2025	382,006	—	382,006	September 30, 2028	0.00%	2.46%
December 31, 2025	373,014	—	373,014	December 31, 2028	0.00%	2.26%
Total	$1,571,953	$286,736	$1,285,217

For the three months ended June 30, 2026 and 2025 the Fund accrued no Expense Support amounts and made Reimbursement Payments to the Adviser in the amount of $0.1 million and zero, respectively. For the six months ended June 30, 2026 and 2025 the Fund accrued no Expense Support amounts and made Reimbursement Payments to the Adviser in the amount of $0.1 million and zero, respectively. For the six months ended June 30, 2026 and 2025, all accrued recoupment amounts noted in the table above were included in accrued expenses and other liabilities in the consolidated statement of assets and liabilities.

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's General Counsel, Chief Compliance Officer and Chief Financial Officer and their respective staffs. As of June 30, 2026 and December 31, 2025, the related party administration fee payable was $0.1 million and $0.3 million, respectively, and was included in accrued expenses and other liabilities in the consolidated statement of assets and liabilities. For the three months ended June 30, 2026 and 2025, the Fund incurred $0.2 million and $0.1 million, respectively, in related party administration fees and was included in administration fees in the consolidated statement of operations. For the six months ended June 30, 2026 and 2025, the Fund incurred $0.5 million and $0.3 million, respectively, in related party administration fees and was included in administration fees in the consolidated statement of operations.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of June 30, 2026 and December 31, 2025, the Fund owed $0.1 million and $0.0 million, respectively, to an affiliate.

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

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4.
Investments

Investments consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$651,790,232	$646,678,893	96.12%	$327,214,425	$327,979,960	96.32%
Second lien debt	8,283,946	8,282,048	1.23	8,167,157	8,094,827	2.38
Secured debt	16,711,927	16,339,598	2.43	4,287,202	4,370,441	1.28
Equities and warrants	1,319,718	1,501,327	0.22	42,547	55,325	0.02
Total	$678,105,823	$672,801,866	100.00%	$339,711,331	$340,500,553	100.00%

The Fund invested primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. As of June 30, 2026 and December 31, 2025, the first lien/last-out loans, at fair value, were 0.18% and 1.40%, respectively, of the investment portfolio.

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2026 and December 31, 2025 with corresponding percentages of total fair value:

	June 30, 2026			December 31, 2025
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Automobiles & Components	$9,744,178	$9,942,236	1.48%	$4,080,477	$4,224,293	1.24%
Building Products	14,927,913	13,399,849	1.99	7,053,789	7,123,154	2.09
Business Services	23,244,616	23,072,130	3.43	42,262,681	42,205,230	12.40
Commercial Services	17,307,799	17,419,798	2.59	—	—	—
Consumer Brands	4,867,929	4,880,575	0.73	39,940,247	40,106,299	11.78
Consumer Products	43,982,907	44,153,558	6.56	—	—	—
Consumer Services	5,025,203	4,961,273	0.74	—	—	—
Education	128,056	125,331	0.02	—	—	—
Energy	10,805,736	10,842,328	1.61	6,154,690	6,096,622	1.79
Environmental Solutions	16,543,069	16,550,425	2.46	345,181	355,873	0.10
Financial Services	17,779,010	17,777,122	2.64	—	—	—
Fitness & Leisure	10,079,799	9,956,833	1.48	—	—	—
Food & Beverage	55,403,596	55,172,180	8.20	8,305,256	8,262,150	2.43
Gaming & Entertainment	36,188,012	36,034,635	5.36	13,841,761	13,902,146	4.08
Healthcare Equipment & Supplies	20,547,818	20,073,393	2.98	15,994,014	15,685,049	4.61
Healthcare Technology	1,954,462	1,918,666	0.29	—	—	—
Industrial Products & Services	45,760,710	46,075,609	6.85	53,238,546	53,760,708	15.79
Insurance & Insurance Services	7,827,462	7,273,486	1.08	8,007,354	7,872,338	2.31
Media: Diversified & Production	8,544,094	8,462,019	1.26	—	—	—
Oilfield Services	8,696,153	8,784,334	1.31	9,003,693	9,149,929	2.69
Paper & Packaging	20,672,161	20,260,292	3.01	11,655,018	11,491,638	3.37
Pharmaceuticals & Life Sciences	11,696,688	11,661,100	1.73	—	—	—
Power Generation	26,913,750	27,203,765	4.04	9,649,600	9,995,211	2.94
Professional Services	17,549,078	17,541,625	2.61	—	—	—
Real Estate Development & Management	5,820,250	5,763,217	0.86	13,715,528	13,825,583	4.06
Software & Services	20,795,533	19,304,159	2.87	7,884,581	7,959,401	2.34
Specialty Chemicals	76,437,625	75,000,778	11.15	22,736,806	22,783,332	6.69
Specialty Retail	44,695,889	44,696,869	6.64	15,373,252	15,337,548	4.50
Staples Retail	13,660,476	13,763,845	2.05	5,091,076	5,137,371	1.51
Technology	57,037,109	57,088,039	8.49	37,882,273	37,741,029	11.08
Technology Hardware & Equipment	18,506,903	18,651,647	2.77	7,495,508	7,485,649	2.20
Telecommunications	4,961,839	4,990,750	0.74	—	—	—
Total	$678,105,823	$672,801,866	100.00%	$339,711,331	$340,500,553	100.00%

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of June 30, 2026 and December 31, 2025 with corresponding percentages of total fair value:

	June 30, 2026			December 31, 2025
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Canada	$51,420,306	$51,006,765	7.58%	$41,645,093	$41,519,571	12.19%
Italy	16,295,124	15,922,451	2.37	—	—	—
Luxembourg	14,732,555	13,234,332	1.97	2,949,270	2,983,556	0.88
Netherlands	4,626,592	4,560,495	0.68	1,827,021	1,790,906	0.52
Singapore	15,151,550	15,216,532	2.26	—	—	—
United Kingdom	4,580,130	4,516,211	0.67	4,891,871	4,931,850	1.45
United States of America	571,299,566	568,345,080	84.47	288,398,076	289,274,670	84.96
Total	$678,105,823	$672,801,866	100.00%	$339,711,331	$340,500,553	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of June 30, 2026.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$154,763,455	$500,197,486	$654,960,941
Secured debt	—	380,552	15,959,046	16,339,598
Equities and warrants	—	—	1,501,327	1,501,327
Total investments	$—	$155,144,007	$517,657,859	$672,801,866

Derivative Assets
Interest rate swaps	$—	$148,415	$—	$148,415
Total	$—	$148,415	$—	$148,415

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of December 31, 2025.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$70,073,749	$266,001,038	$336,074,787
Secured debt	—	4,352,092	18,349	4,370,441
Equities and warrants	—	—	55,325	55,325
Total investments	$—	$74,425,841	$266,074,712	$340,500,553

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table includes a roll forward of the amounts for three months ended June 30, 2026 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities and warrants	Total
Balance at April 1, 2026	$475,293,123	$18,349	$1,328,342	$476,639,814
Transfer in(1)	—	—	—	—
Transfer out(2)	—	—	—	—
Accretion/amortization of discounts/premiums	588,859	19,987	—	608,846
Interest paid-in-kind	199,700	—	—	199,700
Purchases(3)	51,781,629	16,293,383	1,941	68,076,953
Sales, paydowns and resolutions(3)	(27,703,774)	—	—	(27,703,774)
Net realized gain/(loss)	236,171	—	—	236,171
Net change in unrealized appreciation/(depreciation)	(198,222)	(372,673)	171,044	(399,851)
Balance at June 30, 2026	$500,197,486	$15,959,046	$1,501,327	$517,657,859
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2026	$(198,222)	$(372,673)	$171,044	$(399,851)

(1) There were no investments transferred in to level 3.

(2) There were no investments transferred out of level 3.

(3) Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for six months ended June 30, 2026 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities and warrants	Total
Balance at December 31, 2025	$266,001,038	$18,349	$55,325	$266,074,712
Transfer in(1)	—	—	—	—
Transfer out(2)	(10,913,675)	—	—	(10,913,675)
Accretion/amortization of discounts/premiums	1,274,592	19,987	—	1,294,579
Interest paid-in-kind	393,523	—	—	393,523
Purchases(3)	308,709,526	16,293,383	1,277,169	326,280,078
Sales, paydowns and resolutions(3)	(64,068,490)	—	—	(64,068,490)
Net realized gain/(loss)	447,996	—	—	447,996
Net change in unrealized appreciation/(depreciation)	(1,647,024)	(372,673)	168,833	(1,850,864)
Balance at June 30, 2026	$500,197,486	$15,959,046	$1,501,327	$517,657,859
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2026	$(1,665,332)	$(372,673)	$168,833	$(1,869,172)

(1) There were no investments transferred in to level 3.

(2) Investment was transferred out from level 3 due to changes in observability of valuation inputs.

(3) Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for three months ended June 30, 2025 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities and warrants	Total
Balance at April 1, 2025	$78,728,015	$—	$—	$78,728,015
Transfer in(1)	—	—	—	—
Transfer out(2)	—	—	—	—
Accretion/amortization of discounts/premiums	95,158	—	—	95,158
Interest paid-in-kind	2,265	—	—	2,265
Purchases(3)	8,798,705	—	—	8,798,705
Sales, paydowns and resolutions(3)	(607,191)	—	—	(607,191)
Net realized gain/(loss)	1,088	—	—	1,088
Net change in unrealized appreciation/(depreciation)	(123,988)	—	—	(123,988)
Balance at June 30, 2025	$86,894,052	$—	$—	$86,894,052
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2025	$(113,874)	$—	$—	$(113,874)

(1) There were no investments transferred in to level 3.

(2) There were no investments transferred out of level 3.

(3) Includes the effects of reorganizations, if any.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table includes a roll forward of the amounts for six months ended June 30, 2025 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities and warrants	Total
Balance at December 31, 2024	$57,830,754	$—	$—	$57,830,754
Transfer in(1)	—	—	—	—
Transfer out(2)	—	—	—	—
Accretion/amortization of discounts/premiums	183,539	—	—	183,539
Interest paid-in-kind	2,265	—	—	2,265
Purchases(3)	35,063,738	—	—	35,063,738
Sales, paydowns and resolutions(3)	(6,261,750)	—	—	(6,261,750)
Net realized gain/(loss)	(977)	—	—	(977)
Net change in unrealized appreciation/(depreciation)	76,483	—	—	76,483
Balance at June 30, 2025	$86,894,052	$—	$—	$86,894,052
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2025	$86,596	$—	$—	$86,596

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

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at June 30, 2026	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$450,207,222	Income Approach	Yield	8.5% - 20.5% (10.8%)	Decrease
	49,990,263	Recent Transaction	N/A	N/A	Increase
Equities and warrants	1,501,328	Market Comparables	Market Multiple	2.0x - 11.5x (11.5x)	Increase
Secured Bond	15,959,046	Recent Transaction	N/A	N/A	N/A
Total Level 3 Investments	$517,657,859
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

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

6.
Debt

At the BDC Election Date, the Fund elected to adopt an asset coverage ratio requirement of 150%. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period. As of June 30, 2026 and December 31, 2025, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 332% and 311%, respectively.

Revolving Credit Facility

On July 10, 2025 the Fund entered into a secured revolving credit facility agreement with Wells Fargo Bank NA (the “Revolving Credit Facility”) that allows the Fund to borrow an amount up to $400 million. The facility termination date for the Revolving Credit Facility is July 10, 2030. The interest rate is based on the daily SOFR plus a margin of 205 basis points per annum on the drawn portion, as well as a commitment fee of 50 basis points per annum on any unused portion up to $160 million and 175 basis points per annum on any unused portion in excess of $160 million. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

2056 Promissory Notes

On January 29, 2026, the Fund issued $1.5 million in aggregate principal of promissory notes (the “2056 Promissory Notes”). The Fund pays interest on the principal amount of the 2056 Notes at a rate of 12% per annum, payable annually in arrears. The 2056 Promissory Notes mature on January 29, 2056 and may be prepaid by the Fund at any time, in whole or in part, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within twenty-four months after the issue date of the 2056 Promissory Notes, the Fund will pay a one-time premium.

The following tables present the details of the Fund's borrowings as of June 30, 2026 and December 31, 2025.

	June 30, 2026
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$400,000,000	$214,300,000	$214,300,000	$214,300,000	S+2.05%	5.69%	7/10/2030
2056 Promissory Notes(2)	1,500,000	1,500,000	1,392,792	1,486,500	12.00%	12.00%	1/29/2056
Total	$401,500,000	$215,800,000	$215,692,792	$215,786,500

	December 31, 2025
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$200,000,000	$94,300,000	$94,300,000	$94,300,000	S+2.05%	6.29%	7/10/2030
Total	$200,000,000	$94,300,000	$94,300,000	$94,300,000
(1)
Interest rate as of June 30, 2026 and December 31, 2025 was daily SOFR+2.05%, respectively. The base interest rate is subject to daily changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The fair value of the Fund’s borrowings are categorized as Level 3 within the fair value hierarchy as of June 30, 2026 and December 31, 2025.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The components of the Fund's interest and financing expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense	$3,473,244	$1,526,145	$6,502,240	$2,751,120
Unfunded fees	259,979	—	513,281	—
Amortization of deferred financing costs and debt issuance costs	333,889	25,635	652,218	204,796
Total interest expense(1)	$4,067,112	$1,551,780	$7,667,739	$2,955,916
Weighted average interest rate(2) (3)	7.06%	8.65%	6.74%	8.77%
Average borrowings(1)	$231,147,370	$79,199,186	$229,268,417	$71,578,484
(1)
Total interest expense includes amounts related to the sale/buy back financing arrangements, if applicable.
(2)
Annualized.
(3)
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

As of June 30, 2026 there were no amounts outstanding under the sell/buy-back agreements with Macquarie Bank. As of December 31, 2025 there were $5.1 million of outstanding borrowings under the sell/buy-back agreements with Macquarie Bank, all of which had a maturity date of February 27, 2026.

As of December 31, 2025, all sell/buy-back agreements were carried at cost, which approximates their fair value due to the short-term maturity of the agreements. The fair value of the sell/buy-back agreements would be categorized as Level 3 within the fair value hierarchy.

8.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of June 30, 2026 and December 31, 2025, only cash was pledged and received by the Fund as collateral under the Derivative Agreements and was included in due from broker and due to broker on the consolidated statements of assets and liabilities.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Average notional value(1)	2026	2025	2026	2025
Interest Rate Swaps(2), non-hedge accounting	14,134,430	—	14,134,430	—
(1)
For each contract type, calculated based on month end amounts during which the contract was held (see consolidated statements of operations for net realized and unrealized gain (loss) on each non-hedging contract type, consolidated schedule of investments for detailed terms of the contracts, and Note 2 on the purpose of the derivative activities).
(2)
Risk exposure is interest rate.

The Fund's net exposure to interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
June 30, 2026
Interest Rate Swaps, non-hedge accounting	$148,415	$—	$148,415	$(148,415)	$—
December 31, 2025
Interest Rate Swaps, non-hedge accounting	$—	$—	$—	$—	$—

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps in the consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on derivative contracts:
Interest rate swaps	$(132,050)	$—	$(132,050)	$—
Total net realized gain (loss) on derivative contracts	$(132,050)	$—	$(132,050)	$—

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Interest rate swaps	$147,409	$—	$147,409	$—
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$147,409	$—	$147,409	$—

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

9.
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

A summary of the composition of the Fund’s unfunded commitments as of June 30, 2026 and December 31, 2025 is shown in the table below:

Portfolio Company	Investment Type	June 30, 2026	December 31, 2025
Accela Inc/US	1st Lien Revolver	$7,108,216	$—
Databricks Inc	1st Lien Delayed Draw Term Loan	34,993,259	1,016,073
Elessent Clean Technologies Inc	1st Lien Revolver	670,518	459,015
Gopher Resource LLC	1st Lien Revolver	650,168	—
Guava Buyer LLC (dba AVI-SPL)	1st Lien Delayed Draw Term Loan	1,186,939	464,684
Guava Buyer LLC (dba AVI-SPL)	1st Lien Revolver	1,949,971	542,131
Hammer IntermediateCo LLC	1st Lien Revolver	990,868	332,803
Industrial Service Solutions WC, Inc.	1st Lien Revolver	1,954,516	—
LA Specialty Produce Co LLC(dba Vesta Foodservice)	1st Lien Delayed Draw Term Loan	1,621,604	—
LA Specialty Produce Co LLC(dba Vesta Foodservice)	1st Lien Revolver	936,926	—
LVF Holdings Inc	1st Lien Delayed Draw Term Loan	—	1,315,913
Meta Buyer LLC	1st Lien Delayed Draw Term Loan	2,366,320	4,522,348
Meta Buyer LLC	1st Lien Revolver	1,517,507	1,972,759
NP Gaming Acquisition LLC	1st Lien Revolver	1,130,422	—
Quirch Foods Holdings LLC	1st Lien Delayed Draw Term Loan	1,538,390	483,702
Radiate Holdco LLC	1st Lien Delayed Draw Term Loan	—	4,999,500
Recorded Books Inc (RB Media)	1st Lien Delayed Draw Term Loan	387,355	—
Recorded Books Inc (RB Media)	1st Lien Revolver	979,780	—
Resistance Holdings Inc	1st Lien Revolver	1,015,545	—
RKG Newco LLC	1st Lien Revolver	1,511,836	—
Shrieve Chemical Co LLC	1st Lien Revolver	494,406	317,710
Smarsh Inc	1st Lien Delayed Draw Term Loan	113,644	113,644
Smarsh Inc	1st Lien Revolver	48,488	69,702
USA Debusk LLC	1st Lien Revolver	434,002	—
Vantage Specialty Chemicals Inc	1st Lien Revolver	779,104	1,074,627
Xactus LLC	1st Lien Revolver	446,990	287,484
Total		$64,826,774	$17,972,095

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

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

10.
Net Assets

Prior to the BDC Election date, the Fund was party to subscription agreements with investors, including affiliates of the Adviser, providing for the private placement of the Fund's common shares through commitments (collectively “Capital Commitments”). Under the terms of the Capital Commitments, investors were required to fund capital contributions to purchase the Fund's common shares up to the amount of their respective Capital Commitment on an as-needed basis each time a drawdown notice is delivered to investors.

After the BDC Election date, the Fund has entered into subscription agreements with investors, including affiliates of the Adviser, providing for the private placement of the Fund's common shares through subscriptions (collectively “Capital Subscriptions”). Under the terms of the Capital Subscriptions, the Fund continuously offers shares of its common stock on a monthly basis at a price equal to the then current NAV per share. Capital Subscriptions are accepted as of the first calendar day of each month. The Fund is authorized to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value.

As of December 31, 2025, the Fund had $204.4 million of total capital commitments, of which approximately 1.0% was held by affiliates. As of December 31, 2025, $202.3 million of capital commitments were funded.

Shares issued and outstanding as of June 30, 2026 and December 31, 2025 were 18,672,822 and 7,598,987, respectively. The aggregate interests of Shareholders affiliated with the Adviser was approximately 0.4% of the Fund as of June 30, 2026 and 1.0% as of December 31, 2025.

The following table summarizes activity in the number of shares issued during the six months ended June 30, 2026.

Date	Shares Issued	Proceeds Received	Issuance Price per Share
January 2, 2026	77,621	$2,140,000	$27.57
February 2, 2026	7,053,752	$190,451,300	$27.00
March 2, 2026	784,629	$21,090,830	$26.88
April 1, 2026	949,126	$25,303,697	$26.66
May 1, 2026	1,359,664	$36,384,610	$26.76
June 1, 2026	745,920	$19,990,666	$26.80

The following table summarizes activity in the number of shares issued during the six months ended June 30, 2025.

Date	Shares Issued	Proceeds Received	Issuance Price per Share
February 24, 2025	599,760	$15,000,000	$25.01

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

The following table summarizes the Fund's dividends declared for the three and six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
January 28, 2026	January 28, 2026	February 27, 2026	Regular	$0.98	$7,523,076
February 27, 2026	February 27, 2026	March 31, 2026	Regular	$0.16	$2,320,031
March 25, 2026	March 31, 2026	April 30, 2026	Regular	$0.16	$2,446,752
April 28, 2026	April 30, 2026	May 27, 2026	Regular	$0.16	$2,599,927
May 26, 2026	May 29, 2026	June 25, 2026	Regular	$0.16	$2,817,892
June 23, 2026	June 30, 2026	July 24, 2026	Regular	$0.16	$2,940,970

The Fund declared no dividends the three and six months ended June 30, 2025.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

The table below summarizes the number of common shares issued to shareholders through the Fund’s distribution reinvestment plan for the three and six months ended June 30, 2026.

Declared Date	Record Date	Payment Date	Shares Issued
February 27, 2026	February 27, 2026	March 2, 2026	19,968
March 25, 2026	March 31, 2026	April 1, 2026	23,390
April 28, 2026	April 30, 2026	May 1, 2026	24,241
May 26, 2026	May 29, 2026	June 1, 2026	35,525

As of June 30, 2025 the Fund did not have a distribution reinvestment plan in place.

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

Under the share repurchase program, to the extent the Fund offers to repurchase common shares in any particular quarter, the Fund expects to repurchase common shares pursuant to tender offers on or around the last business day of that quarter (the “Repurchase Date”) using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that common shares that have not been outstanding for at least one year will be purchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date in respect of such common shares and ends immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, solely in the discretion of the Adviser, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining Shareholders.

There have been no repurchases under the Share Repurchase Program.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

11.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Six Months Ended June 30,
	2026	2025
Per Share Data*(1)
Net asset value, beginning of period	$27.57	$23.82
Net investment income (loss)	1.34	2.09
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.33)	0.06
Total from operations(2)	1.01	2.15
Dividends declared from net investment income	(1.77)	—
Total increase (decrease) in net assets	(0.76)	2.15
Net asset value, end of period	$26.81	$25.97
Shares outstanding, end of period	18,672,822	1,199,760
Total Return, based on net asset value(3)(4)	3.77%	9.07%
Ratios to average net assets(5)
Interest and financing related expenses	4.09%	23.04%
Net expenses	6.82%	26.46%
Net investment income (loss)	10.36%	11.48%
Total investment income	17.18%	37.94%
Net assets, end of period	$500,576,548	$31,163,602
Portfolio turnover rate(6)	19.00%	7.51%
Weighted-average shares outstanding	15,105,603	1,020,826

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
(4)
If the Origination Fee waiver had been effective December 31, 2024, the Fund's total return would have been 4.05% for the six months ended June 30, 2025.
(5)
The ratio reflects an annualized amount, except in the case of non-recurring expenses and Incentive Fees.
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
12.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in the consolidated financial statements other than those items described below.

On July 1, 2026 the Fund issued and sold 324,600 shares at an offering price of $26.81 per share. The Fund received approximately $8.7 million as payment for such shares.

On July 23, 2026 the Board declared a distribution of $0.1575 per share, payable on or before August 31, 2026 for Shareholders of record as of July 31, 2026.

On August 1, 2026 the Fund received approximately $18.4 million of net proceeds relating to subscriptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) contain forward-looking statements that involve risks and uncertainties, which relate to future events or the future performance or financial condition of Silver Point Private Credit Fund (the “Fund,” “we,” “us,” or “our”). Our actual results could differ materially from those anticipated by such forward-looking information including statements concerning:

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

The Fund was originally formed on June 5, 2024, under the laws of the State of Maryland as a statutory trust and started operations on October 24, 2024. We have elected to be regulated as a BDC under the 1940 Act and to be treated as a RIC for U.S. federal income tax purposes. We are an “emerging growth company” under the JOBS Act. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $50 million and $200 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of June 30, 2026, the portfolio median EBITDA for our portfolio companies was approximately $142.3 million. We may also, from time to time, invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on October 24, 2024, through June 30, 2026, we have invested approximately $0.8 billion in 68 portfolio companies, excluding any subsequent exits or repayments. As of June 30, 2026, the fair value of our portfolio was invested approximately 96.1% in first lien secured debt, 1.2% in second lien debt, 2.4% in secured debt and 0.2% in equity investments.

Relationship with our Adviser

Silver Point Private Credit Fund Management, LLC (the “Adviser”), a Delaware limited liability company and wholly owned subsidiary of Silver Point Capital, L.P. (“Silver Point”), serves as our investment adviser and administrator (see Note 3 to the consolidated financial statements for more details). Subject to the supervision of our Board of Trustees, our Adviser manages our day-to-day operations and provides us with investment advisory and management services. Our Adviser is responsible for sourcing, researching and structuring potential investments, monitoring portfolio companies, and providing operating and managerial assistance to us and to our portfolio companies as required. We believe our Adviser will be able to leverage Silver Point’s existing relationships across advisors, intermediaries, investment banks, financial sponsors, broker-dealers, lawyers, and investors to source attractive investment opportunities.

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $50.8 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of June 30, 2026, the fair value of the Fund’s total assets was comprised of approximately 77.6% of “qualifying assets.”

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

Portfolio and Investment Activity

As of June 30, 2026 and December 31, 2025, we had investments in 62 and 49 portfolio companies, respectively, with an aggregate fair value of $672.8 million and $340.5 million, respectively. As of June 30, 2026 and December 31, 2025, our portfolio had an average portfolio company investment size of $10.9 million and $6.9 million based on fair value, respectively.

The table below summarizes our investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$651.8	$646.7	96.1%	$327.2	$328.0	96.3%
Second-lien debt	8.3	8.3	1.2%	8.2	8.1	2.4%
Secured debt	16.7	16.3	2.4%	4.3	4.4	1.3%
Equities	1.3	1.5	0.2%	—	—	0.0%
Total	$678.1	$672.8	100.0%	$339.7	$340.5	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$678.1	100.0%	$672.8	100.0%	$339.7	100.0%	$340.5	100.0%
Non-accrual(1)	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total	$678.1	100.0%	$672.8	100.0%	$339.7	100.0%	$340.5	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended June 30, 2026, we funded an aggregate principal amount of $97.0 million. We funded $79.3 million in 8 new portfolio companies and $17.7 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.5 years. For the same period, we received $(42.3) million of aggregate repayments, paydowns and sales.

For the three months ended June 30, 2025, we funded an aggregate principal amount of $16.3 million. We funded $13.2 million in 3 new portfolio companies and $3.1 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 4.1 years. For the same period, we received $(0.7) million of aggregate repayments, paydowns and sales.

Our investment activity for the three months ended June 30, 2026 and 2025 is presented below:

	For the three months ended June 30,
($ in millions)	2026	2025
Investment funded:
New purchases	$79.3	$13.2
Follow-ons	17.7	3.1
Total	$97.0	$16.3
Investments funded(1):
First-lien debt	$80.1	$11.4
Second-lien debt	0.7	—
Unsecured debt	—	—
Equities	0.0	—
Other investments	16.3	4.9
Total	$97.1	$16.3
Investments sold or repaid(1):
First-lien debt	$(41.6)	$(0.7)
Second-lien debt	(0.7)	—
Unsecured debt	—	—
Equities	—	—
Other investments	—	—
Total	$(42.3)	$(0.7)
Number of new investment commitments in new portfolio companies	8	3
Average new investment fundings in new portfolio companies	$9.9	$4.4
Weighted average term (years) for new investments in new portfolio companies	5.5	4.1
Percentage of new floating rate debt investments at fair value	79.7%	62.3%
Percentage of new fixed rate debt investments at fair value	20.3%	37.7%
Weighted average yield of new investments at fair value	10.4%	10.1%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted average yield of portfolio	10.1%	9.7%
Weighted average yield of performing debt investments	10.1%	9.7%
Weighted average interest rate of performing debt investments	9.3%	9.7%
Weighted average spread over SOFR of floating rate performing investments	5.5%	5.3%

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Total investment income	$17.4	$2.8	$32.2	$4.9
Less: Total expenses	7.0	1.9	12.8	3.1
Net investment income	10.4	0.9	19.4	1.8
Net realized gain (loss)	0.1	—	0.1	—
Net change in unrealized gain (loss)	0.4	(0.1)	(5.9)	0.1
Net increase (decrease) in net assets resulting from operations	$10.9	$0.8	$13.6	$1.9

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Interest income, excluding PIK interest	$17.2	$2.8	$31.3	$4.9
PIK interest income	0.2	0.0	0.4	—
Other income	—	—	0.5	0.0
Total investment income	$17.4	$2.8	$32.2	$4.9

Our average investment portfolio size based on fair value was $650.7 million and $94.2 million for the three months ended June 30, 2026 and 2025, respectively. Our average investment portfolio size based on fair value was $594.8 million and $76.7 million for the six months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026, total investment income of $17.4 million increased by approximately $14.6 million from $2.8 million for the three months ended June 30, 2025, primarily due to an increase in interest income (excluding PIK) of $14.4 million. The increase in interest income (excluding PIK) was primarily driven by the continued deployment of capital and ramping of the portfolio quarter-over-quarter.

For the six months ended June 30, 2026, total investment income of $32.2 million increased by approximately $27.3 million from $4.9 million for the three months ended June 30, 2025, primarily due to an increase in interest income (excluding PIK) of $26.4 million. The increase in interest income (excluding PIK) was primarily driven by the continued deployment of capital and ramping of the portfolio year-over-year.

Expenses

Operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Interest and financing expenses	$4.1	$1.6	$7.7	$3.0
Management fee	1.5	—	2.3	—
Income incentive compensation	1.5	—	2.4	—
Professional fees	0.5	0.1	1.1	0.2
Administration fees	0.3	0.2	0.7	0.5
Offering costs	0.1	—	0.1	—
Trustee fees	0.1	—	0.1	—
Origination fee waiver	—	—	—	(0.7)
Other general and administrative expenses	0.2	—	0.4	—
Recoupment of expense support	0.2	—	0.3	—
Management fees waived	(1.5)	—	(2.3)	—
Net expenses	$7.0	$1.9	$12.8	$3.0

For the three months ended June 30, 2026, total expenses of $7.0 million increased by approximately $5.1 million from $1.9 million for the three months ended June 30, 2025. Interest and financing expenses for the three months ended June 30, 2026 increased by $2.5 million over the prior period, primarily driven by an increase in weighted average financing outstanding of $151.9 million. Additionally, for the three months ended June 30, 2026 Income Incentive Fee increased by approximately $1.5 million, primarily as a result of the new advisory agreement that became effective February 2, 2026.

For the six months ended June 30, 2026, total expenses of $12.8 million increased by approximately $9.8 million from $3.0 million for the three months ended June 30, 2025. Interest and financing expenses for the six months ended June 30, 2026 increased by $4.7 million over the prior period, primarily driven by an increase in weighted average financing outstanding of $157.7 million. Additionally, for the six months ended June 30, 2026 Income Incentive Fee increased by approximately $2.4 million, primarily as a result of the new advisory agreement that became effective February 2, 2026.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)*	2026	2025	2026	2025
Net realized gain (loss):
Investments	$0.2	$—	$0.5	$—
Foreign currency ("FX") transactions and FX forward contracts	(0.0)	—	(0.3)	—
Interest rate swaps	(0.1)	—	(0.1)	—
Total net realized gain (loss)	$0.1	$—	$0.1	$—
Net change in unrealized appreciation (depreciation):
Investments	$0.3	$(0.1)	$(6.1)	$0.1
Translation in FX and FX forward contracts	(0.0)	—	0.1	—
Interest rate swaps	0.1	—	0.1	—
Total net change in unrealized appreciation (depreciation)	$0.4	$(0.1)	$(5.9)	$0.1
Net gain (loss)	$0.5	$(0.1)	$(5.8)	$0.1

(*) Totals may not foot due to rounding.

Net Realized Gain (Loss)

For the three months ended June 30, 2026, net realized gain (loss) on investments was $0.2 million. For the three months ended June 30, 2025, there were no significant net realized gains (losses) on investments.

For the six months ended June 30, 2026, net realized gain (loss) on investments was $0.5 million. For the six months ended June 30, 2025, there were no significant net realized gains (losses) on investments.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three months ended June 30, 2026 and 2025, net change in unrealized appreciation (depreciation) on investments was $0.3 million and $(0.1), respectively. For the three months ended June 30, 2026 we had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $3.4 million; we had gross unrealized depreciation of $(3.1) million. For the three months ended June 30, 2025 we had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $0.3 million; we had gross unrealized depreciation of $(0.4) million.

For the six months ended June 30, 2026 and 2025, net change in unrealized appreciation (depreciation) on investments was $(6.1) million and $0.1, respectively. For the six months ended June 30, 2026 we had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $4.2 million; we had gross unrealized depreciation of $(10.3) million, primarily driven by two portfolio companies with respective unrealized depreciation above $(1.0) million. For the six months ended June 30, 2025 we had gross unrealized appreciation (including reversal of previously unrealized depreciation associated with disposals) of $0.6 million; we had gross unrealized depreciation of $(0.5) million.

Income Taxes, Including Excise Taxes

Effective February 2, 2026, the Fund intends to be treated, and qualify annually thereafter, as a RIC, as defined under Subchapter M of the Internal Revenue Code of 1986. To qualify for tax treatment as a RIC, the Fund must, among other requirements, distribute to its shareholders, in each taxable year, generally at least 90% of its investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Fund intends, among other things, to make the requisite distributions to its shareholders, which generally relieve the Fund from corporate-level U.S. federal income taxes.

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

Derivatives

We use interest rate swaps to reduce the interest rate risk exposure of certain fixed rate investments. See Note 2 and Note 8 to the consolidated financial statements for more details regarding the accounting policies and additional disclosure for derivative instruments.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 332% and 311%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of June 30, 2026 and December 31, 2025, our unfunded portfolio commitments were approximately $64.8 million and $18.0 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of June 30, 2026, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2026, we had approximately $185.7 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of June 30, 2026, we had $48.6 million in cash, restricted cash and foreign cash held at banks. During the six months ended June 30, 2026, cash used by operating activities was ($357.3) million, primarily driven by payments for the purchase of investments of ($439.0) million, net change in unsettled transactions of ($40.2) and a decrease in nets assets resulting from operations of $0.9 partially offset by other operating activity of $4.2 million and proceeds from sales, paydowns and resolutions of investments of $103.2 million. Lastly, cash provided by financing activities was $394.9 million, primarily due to net proceeds from debt borrowings and principal repayments of $116.3 million and issuance of common shares of $295.4 million offset by dividends paid of ($14.9) million.

Contractual Obligations

As of June 30, 2026, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2056 Promissory Notes	$1.5	$—	$—	$—	$1.5
Revolving Credit Facility	214.3	—	—	214.3	—
Total Contractual Obligations	$215.8	$—	$—	$214.3	$1.5

Revolving Credit Facility

On July 10, 2025, Robins Brook SPPCF Holdings LLC, a wholly-owned subsidiary of the Fund, entered into a secured revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank NA, as facility agent (the “Facility Agent”) and Western Alliance Trust Company, N.A. as collateral agent (the “Collateral Agent”). On January 8, 2026, the Revolving Credit Facility was amended to increase the commitment under the Revolving Credit Facility from $200 million to $400 million.

As of June 30, 2026, the commitment under the Revolving Credit Facility was $400 million and amounts drawn under the Revolving Credit Facility bore interest at daily SOFR plus a margin of 2.05% per annum. We also pay a commitment fee of 0.50% per annum on any undrawn amount up to $160 million and 1.75% per annum on any undrawn amount in excess of $160 million. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

2056 Promissory Notes

On January 29, 2026, the Fund issued $1.5 million in aggregate principal of promissory notes (the “2056 Promissory Notes”). The Fund pays interest on the principal amount of the 2056 Promissory Notes at a rate of 12% per annum, payable annually in arrears. The 2056 Promissory Notes mature on January 29, 2056 and may be prepaid by the Fund at any time, in whole or in part, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within twenty-four months after the issue date of the 2056 Promissory Notes, the Fund will pay a one-time premium.

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

As of June 30, 2026 and December 31, 2025, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2026	December 31, 2025
First Lien Secured Debt	$64.8	$18.0
Total Portfolio Company Commitments	$64.8	$18.0

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2026, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

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

Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). OTC derivatives, including foreign currency forward contracts and interest rate swaps are generally valued using observable inputs. In instances where models are used, the value of an OTC derivative depends upon the contractual terms of, and specific risks inherent in the instrument as well as the availability and reliability of observable inputs. OTC derivatives are typically classified within level 2 of the fair value hierarchy depending on their liquidity or the observability of their inputs.

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

Recent Developments

On July 1, 2026 the Fund issued and sold 324,600 shares at an offering price of $26.81 per share. The Fund received approximately $8.7 million as payment for such shares.

On July 23, 2026 the Fund declared a regular monthly distribution of $0.1575 per share, payable on August 31, 2026 for Shareholders on record as of July 31, 2026.

On August 1, 2026 the Fund received approximately $18.4 million of net proceeds relating to subscriptions.

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

As of June 30, 2026, approximately 96.6% of our total debt investments at fair value bore floating interest rates. Our Revolving Credit Facility also bears a floating interest rate (see Note 6 to the consolidated financial statements for more details). From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps.

Assuming that our consolidated balance sheet as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	June 30, 2026
Basis Point Change	Change in Interest Income	Change in Interest Expense	Change in Net Investment Income(1)
($ in millions)
Up 300 basis points	$19.9	$(7.4)	$12.5
Up 200 basis points	13.3	(4.9)	8.4
Up 100 basis points	6.6	(2.5)	4.1
Up 50 basis points	3.3	(1.2)	2.1
Down 50 basis points	(3.3)	1.2	(2.1)
Down 100 basis points	(6.5)	2.5	(4.0)
Down 200 basis points	(12.8)	4.9	(7.9)
Down 300 basis points	(17.6)	7.4	(10.2)
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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and contained in “Item 1A. Risk Factors” in our most recent registration statement on Form 10/A, filed with the SEC on March 31, 2026, each of which could materially affect our business, financial condition or future results. The risks described in Form 10/A are not the only risks facing the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Except as described and as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the quarter ended June 30, 2026 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Silver Point Private Credit Fund

Date: August 7, 2026	By:	/s/ Anthony Dinello
Anthony DiNello
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer (Principal Financial Officer)