Form 10-Q
period 2026-09-30
Silver Point Private Credit Fund
filed 2026-11-12
CIK 2033382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 21,550,330 common shares of beneficial interest, $0.01 par value per share, outstanding. Common shares outstanding excludes November 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

Silver Point Private Credit Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Private Credit Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $781,129,673 and $339,711,331, respectively)	$777,396,674	$340,500,553
Cash	20,007,637	11,027,679
Restricted cash	27,500,000	—
Foreign cash held at banks (cost of $1,311,058 and $0, respectively)	1,292,794	—
Interest receivable	6,253,551	1,778,184
Interest rate swaps, at fair value	833,934	—
Deferred offering costs	79,229	—
Deferred financing costs	2,375,626	1,845,211
Other assets	3,291,651	1,301,937
Total assets	$839,031,096	$356,453,564

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $92,911 and $0, respectively)	$229,393,589	$94,300,000
Sell/buy-back agreements (Note 7)	—	5,146,231
Payable for unsettled transactions	41,269,587	45,394,460
Interest payable	1,243,082	795,973
Management fees payable to an affiliate (Note 3)	572,925	—
Income incentive fee payable to an affiliate (Note 3)	1,611,467	—
Administration fees payable	848,147	655,845
Redemption payable	2,579,207	—
Dividend payable	3,260,313	—
Other liabilities	535,277	—
Accrued expenses	985,316	677,510
Total liabilities	282,298,910	146,970,019

Commitments and contingencies (Note 9)

Net assets
Common shares $0.01 par value, unlimited shares authorized; 20,604,943 and 7,598,987 shares issued and outstanding, respectively	206,049	75,990
Paid-in-capital in excess of par	552,129,456	202,184,010
Distributable earnings (losses)	4,396,681	7,223,545
Total net assets	556,732,186	209,483,545
Total liabilities and net assets	$839,031,096	$356,453,564
Net asset value per share	$27.02	$27.57

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$19,637,189	$3,932,310	$50,935,564	$8,793,548
PIK interest income	196,440	—	589,963	2,265
Other income	17,988	4,977	561,874	8,915
Total investment income	19,851,617	3,937,287	52,087,401	8,804,728

Expenses:
Interest and financing expenses	3,862,879	1,564,789	11,530,618	4,520,705
Management fee (Note 3)	1,678,442	—	3,977,144	—
Income incentive fee (Note 3)	1,611,467	—	4,015,981	—
Professional fees	449,445	466,540	1,580,355	719,514
Administration fees	649,658	168,583	1,317,012	648,724
Offering costs	59,261	—	155,881	—
Trustee fees	65,805	—	196,875	—
Other general and administrative expenses	397,425	19,899	811,994	66,901
Total expenses	8,774,382	2,219,811	23,585,860	5,955,844
Recoupment of expense support (Note 3)	175,865	—	462,601	—
Expense support (Note 3)	—	(382,006)	—	(382,006)
Origination fee waiver (Note 3)	—	—	—	(688,338)
Management fees waived (Note 3)	(541,746)	—	(2,840,448)	—
Net expenses	8,408,501	1,837,805	21,208,013	4,885,500
Net investment income	11,443,116	2,099,482	30,879,388	3,919,228

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	6,421	33,107	482,778	32,130
Foreign currency transactions	(18,702)	(24,896)	(239,378)	(51,940)
Interest rate swaps	153,587	—	21,537	—
Total net realized gain (loss)	141,306	8,211	264,937	(19,810)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,570,964	426,757	(4,522,221)	508,175
Translation of assets and liabilities in foreign currencies	3,524	(1,854)	8,559	(929)
Foreign currency forward contracts	28,179	—	28,179	—
Interest rate swaps	385,613	—	533,022	—
Total net change in unrealized appreciation (depreciation)	1,988,280	424,903	(3,952,461)	507,246
Net gain (loss)	2,129,586	433,114	(3,687,524)	487,436
Net increase (decrease) in net assets resulting from operations	$13,572,702	$2,532,596	$27,191,864	$4,406,664

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2025	7,598,987	$75,990	$202,184,010	$7,223,545	$209,483,545
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,008,670	9,008,670
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	110,333	110,333
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(6,377,725)	(6,377,725)
Increase (decrease) in net assets resulting from capital share transactions:
Subscriptions	7,916,001	79,160	213,602,970	—	213,682,130
Repurchased shares, net of early repurchase deduction (Note 10)	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	19,968	200	536,528	—	536,728
Dividends declared from distributable earnings	—	—	—	(12,289,859)	(12,289,859)
Balance at March 31, 2026	15,534,956	$155,350	$416,323,508	$(2,325,036)	$414,153,822
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	10,427,600	10,427,600
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	13,298	13,298
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	436,984	436,984
Increase (decrease) in net assets resulting from capital share transactions:
Subscriptions	3,054,710	30,546	81,648,427	—	81,678,973
Repurchased shares, net of early repurchase deduction (Note 10)	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	83,156	832	2,223,828	—	2,224,660
Dividends declared from distributable earnings	—	—	—	(8,358,789)	(8,358,789)
Balance at June 30, 2026	18,672,822	$186,728	$500,195,763	$194,057	$500,576,548
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	11,443,116	11,443,116
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	141,306	141,306
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	1,988,280	1,988,280
Increase (decrease) in net assets resulting from capital share transactions:
Subscriptions	1,910,757	19,108	51,373,468	—	51,392,576
Repurchased shares, net of early repurchase deduction (Note 10)	(95,455)	(955)	(2,578,252)	—	(2,579,207)
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	116,819	1,168	3,138,477	—	3,139,645
Dividends declared from distributable earnings	—	—	—	(9,370,078)	(9,370,078)
Balance at September 30, 2026	20,604,943	$206,049	$552,129,456	$4,396,681	$556,732,186

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2024	600,000	$6,000	$14,994,000	$(710,466)	$14,289,534
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	911,364	911,364
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(2,066)	(2,066)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	171,835	171,835
Increase (decrease) in net assets resulting from capital share transactions:
Subscriptions	599,760	5,998	14,994,002	—	15,000,000
Repurchased shares, net of early repurchase deduction (Note 10)	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	—	—
Balance at March 31, 2025	1,199,760	$11,998	$29,988,002	$370,667	$30,370,667
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	908,383	908,383
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(25,955)	(25,955)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(89,493)	(89,493)
Increase (decrease) in net assets resulting from capital share transactions:
Subscriptions	—	—	—	—	—
Repurchased shares, net of early repurchase deduction (Note 10)	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	—	—
Balance at June 30, 2025	1,199,760	$11,998	$29,988,002	$1,163,602	$31,163,602
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,099,482	2,099,482
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	8,211	8,211
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	424,903	424,903
Increase (decrease) in net assets resulting from capital share transactions:
Subscriptions	1,925,298	19,253	49,980,747	—	50,000,000
Repurchased shares, net of early repurchase deduction (Note 10)	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	—	—
Balance at September 30, 2025	3,125,058	$31,251	$79,968,749	$3,696,198	$83,696,198

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$27,191,864	$4,406,664
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(2,756,148)	(342,932)
Amortization of deferred financing costs and debt issuance costs	989,776	355,917
Amortization of deferred offering costs	155,881	—
Payments for purchase of investments	(579,980,435)	(133,200,179)
Proceeds from sales, paydowns and resolutions of investments	142,390,979	8,322,510
Interest paid-in-kind	(589,963)	(2,265)
Net realized (gain) loss from investments	(482,778)	(32,130)
Net change in unrealized (appreciation) depreciation from investments	4,522,221	(508,175)
Net change in unrealized (appreciation) depreciation from interest rate swaps	(533,022)	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(28,179)	—
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	—	(106,932)
Interest receivable	(4,475,367)	(573,451)
Other assets	(1,960,662)	(3,668,940)
Payable for unsettled transactions	(4,124,873)	4,894,953
Interest payable	447,109	918,881
Income incentive fee payable	1,611,467	—
Administration fee payable	192,302	428,046
Origination fee payable	—	(688,338)
Management fee payable	572,925	—
Interest rate swaps accrual, net	(300,912)	—
Other liabilities	534,404	—
Accrued expenses	307,806	39,779
Net cash provided by (used in) operating activities	(416,315,605)	(119,756,592)
Cash flows from financing activities
Proceeds from debt borrowings	536,786,500	99,400,000
Principal debt payments	(401,600,000)	(5,400,000)
Payment of deferred financing costs and debt issuance costs	(1,848,211)	(2,299,823)
Issuance of common shares	346,753,679	65,000,000
Proceeds from sell/buy-back agreements	—	145,158,124
Repayments of sell/buy-back agreements	(5,146,231)	(180,567,832)
Dividends paid in cash	(20,857,380)	—
Net cash provided by (used in) financing activities	454,088,357	121,290,469
Net increase (decrease)	37,772,752	1,533,877

Beginning of period balance(1)	$11,027,679	$11,191,439
End of period balance(1) (Note 2)	$48,800,431	$12,725,316
(1) Including cash and cash equivalents, restricted cash and foreign cash held at banks

Supplemental cash flow information
Cash paid during the period for interest	$10,093,733	$2,889,990
Reinvestment of dividends during the period	$5,901,033	$—
Dividends payable	$3,260,313	$—
Unamortized deferred offering costs	$79,229	$—
Deferred financing costs paid in current period but incurred in prior period	$—	$358,323

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
Accela Inc/US⁽⁷⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.65%	2/5/2026	9/2/2030	$4,726,963	$4,706,671	$4,705,909	0.85%
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	0.50	2/5/2026	9/2/2030	7,108,216	(30,473)	(50,494)	(0.01)
ADMI Corp (aka Aspen Dental)	1st Lien Term Loan	Healthcare Providers & Services	S+3.38%, 0.50% Floor	7.39	9/24/2026	12/23/2027	1,497,073	1,425,962	1,408,192	0.25
ADMI Corp (aka Aspen Dental)	1st Lien Term Loan	Healthcare Providers & Services	S+5.75%	9.65	9/24/2026	12/23/2027	1,516,694	1,446,547	1,431,380	0.26
ADMI Corp (aka Aspen Dental)	1st Lien Term Loan	Healthcare Providers & Services	S+3.75%, 0.50% Floor	7.77	9/28/2026	12/23/2027	11,294,001	10,771,654	10,635,222	1.91
Allium Buyer LLC	1st Lien Term Loan	Technology	S+4.25%	8.30	8/12/2026	8/12/2031	15,000,000	14,775,000	15,018,750	2.70
Atlas Sand Co LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	9.51%	9.51	3/5/2025	3/1/2032	3,160,181	3,135,184	3,128,580	0.56
Bending Spoons US Inc⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.63%, 1.00% Floor	9.39	2/19/2025	3/7/2031	14,480,351	14,120,465	14,462,251	2.60
ChemCat AcquisitionCo LLC (Ketjen)	1st Lien Term Loan	Specialty Chemicals	S+4.75%	8.82	6/30/2026	3/2/2033	15,576,750	15,259,343	15,513,508	2.79
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+4.50%, 0.75% Floor	8.32	1/22/2026	10/10/2030	30,398	30,137	29,990	0.01
CP Atlas Buyer Inc (American Bath)⁽⁸⁾	1st Lien Term Loan	Building Products	S+5.25%	9.15	7/1/2025	7/8/2030	15,265,856	14,906,882	12,483,180	2.24
Databricks Inc⁽⁷⁾⁽⁸⁾⁽¹²⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.27	12/19/2024	1/3/2031	1,147,239	1,144,464	1,152,401	0.21
Databricks Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50% (1.00% on unfunded)	1.00	12/19/2024	1/5/2032	34,993,259	—	157,470	0.03
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹¹⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029	670,518	(6,310)	2,029	0.00
Elessent Clean Technologies Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.95	11/15/2024	11/15/2029	6,732,540	6,663,789	6,752,910	1.21
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	9.76	8/31/2026	9/4/2029	11,511,045	11,399,632	11,399,723	2.05
G-3 Chickadee Purchaser, LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+5.75%, 1.00% Floor	9.57	10/31/2025	10/31/2031	5,482,611	5,386,263	5,416,819	0.97
Gibson Brands Inc⁽⁸⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	8.99	10/29/2024	8/11/2028	8,639,044	8,283,497	8,405,315	1.51
Gopher Resource LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Environmental Solutions	S+5.75%, 1.00% Floor (2.50% PIK)	9.82	3/21/2025	10/4/2029	15,757,536	15,638,182	15,649,165	2.81
Gopher Resource LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Environmental Solutions	S+5.75%, 1.00% Floor (0.50% on unfunded)	9.61	1/1/2026	10/4/2029	1,219,064	882,368	881,803	0.16
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.25	8/12/2025	8/12/2030	2,119,534	530,486	553,552	0.10
Guava Buyer LLC (dba AVI-SPL)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor	9.24	8/12/2025	8/12/2032	17,765,935	17,449,280	17,757,052	3.19
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (1.00% on unfunded)	9.25	8/12/2025	8/12/2032	2,107,877	887,758	919,884	0.17
Hawk Parent Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Financial Services	S+5.50%, 1.00% Floor	9.40	6/11/2026	6/1/2032	16,208,104	15,775,542	15,916,359	2.86
Igloo Group Parent Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	S+5.00%, 1.00% Floor	9.07	12/23/2025	12/23/2031	24,182,375	22,862,615	22,997,439	4.13
Industrial Service Solutions WC, Inc.⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+4.50%, 0.75% Floor (0.50% on unfunded)	9.37	2/6/2026	2/7/2033	2,495,127	767,484	742,716	0.13
Industrial Service Solutions WC, Inc.⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+4.45%, 0.75% Floor	8.52	2/6/2026	2/7/2033	14,311,111	14,183,087	14,053,511	2.52
INEOS US Petrochem LLC	1st Lien Term Loan	Specialty Chemicals	S+4.25%	8.25	5/5/2026	3/29/2029	8,029,948	7,539,834	6,841,689	1.23
Iron Oak Energy Solutions LLC⁽⁷⁾	1st Lien Term Loan	Energy	S+5.50%, 3.00% Floor	9.23	6/1/2026	6/1/2033	4,679,953	4,566,615	4,576,994	0.82
IXS Holdings Inc⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.32	8/15/2025	9/5/2029	4,017,629	3,893,695	4,007,585	0.72

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Jennmar Intermediate III LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%	9.26%	12/16/2025	12/16/2030		$20,073,980	$19,585,544	$19,863,203	3.57%
LA Specialty Produce Co LLC(dba Vesta Foodservice)⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+4.50%, 0.75% Floor (1.00% on unfunded)	1.00	4/1/2026	4/1/2033		1,621,604	(7,530)	(4,054)	0.00
LA Specialty Produce Co LLC(dba Vesta Foodservice)⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Food & Beverage	S+4.50%, 0.75% Floor (0.50% on unfunded)	0.50	4/1/2026	4/1/2033		936,926	(8,699)	(7,027)	0.00
LA Specialty Produce Co LLC(dba Vesta Foodservice)⁽⁷⁾	1st Lien Term Loan	Food & Beverage	S+4.50%, 0.75% Floor	8.23	4/1/2026	4/1/2033		6,486,414	6,424,349	6,470,198	1.16
Learning Care Group US No 2	1st Lien Term Loan	Education	S+4.00%, 0.50% Floor	7.78	6/3/2026	8/11/2028		679,378	530,644	506,844	0.09
Likewize Corp⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	9.50	12/6/2024	8/27/2029		7,880,858	7,737,517	7,176,506	1.29
LVF Holdings Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.27	2/24/2025	2/24/2032		20,204,496	19,364,773	18,788,782	3.37
Meta Buyer LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Consumer Products	S+5.25%, 0.75% Floor (0.50% on unfunded)	9.20	1/21/2026	12/22/2031		1,972,759	571,172	571,416	0.10
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	BBSY+5.25%, 0.75% Floor	9.76	12/22/2025	12/22/2031	AU$	5,092,652	3,335,823	3,506,315	0.63
Meta Buyer LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Consumer Products	S+5.25%, 0.75% Floor (1.00% on unfunded)	9.00	12/22/2025	12/22/2031		4,511,568	2,115,413	2,105,476	0.38
Meta Buyer LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Consumer Products	E+5.25%, 0.75% Floor	7.56	12/22/2025	12/22/2031		€6,729,141	7,809,394	7,556,804	1.36
Meta Buyer LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Consumer Products	S+5.25%, 0.75% Floor	9.00	12/22/2025	12/22/2031		4,840,513	4,797,381	4,797,737	0.86
Michael Baker International LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Professional Services	S+4.50%, 0.75% Floor	8.40	12/30/2025	12/1/2028		18,038,712	17,553,158	17,533,628	3.15
NP Gaming Acquisition LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Gaming & Entertainment	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	4/21/2026	4/21/2031		1,130,422	(25,738)	(26,117)	0.00
NP Gaming Acquisition LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.50%, 1.00% Floor	10.23	4/21/2026	4/21/2031		21,760,632	21,252,298	21,257,887	3.82
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Paper & Packaging	S+7.00%, 1.00% Floor	10.82	7/11/2025	6/30/2029		14,357,923	14,126,883	13,824,746	2.48
Pelican Power Borrower LLC⁽⁷⁾⁽⁸⁾⁽¹⁴⁾	1st Lien Term Loan	Power Generation	S+5.50%, 2.00% Floor	9.26	8/29/2025	8/29/2030		26,828,170	26,905,064	27,203,761	4.89
Peloton Interactive Inc⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Fitness & Leisure	S+5.50%	9.40	1/23/2026	5/30/2029		9,931,433	10,042,708	9,925,251	1.78
Peraton Corp	1st Lien Term Loan	Technology	S+3.75%, 0.75% Floor	7.67	7/28/2026	2/1/2028		11,489,768	10,928,381	10,685,484	1.92
Quirch Foods Holdings LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Food & Beverage	S+6.50%, 1.00% Floor	10.31	11/24/2025	11/12/2030		14,796,740	14,643,469	14,678,366	2.64
Quirch Foods Holdings LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+6.50%, 1.00% Floor (1.00% on unfunded)	1.00	11/24/2025	11/12/2030		1,538,390	(8,007)	(12,307)	0.00
Radiate Holdco LLC	1st Lien Delayed Draw Term Loan	Telecommunications	S+4.00%, 1.00% Floor	7.90	10/23/2025	6/26/2029		2,499,750	2,494,266	2,495,075	0.45
Radiate Holdco LLC⁽⁸⁾	1st Lien Term Loan	Telecommunications	S+4.00%, 1.00% Floor	7.90	10/23/2025	6/26/2029		2,499,750	2,469,714	2,495,075	0.45
Rayonier AM Products Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+7.50%, 3.00% Floor	11.57	10/28/2024	10/29/2029		5,828,102	5,731,513	5,695,385	1.02
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Media: Diversified & Production	S+5.00%, 0.75% Floor	8.76	2/13/2026	9/3/2030		8,566,832	8,529,206	8,392,835	1.51
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Media: Diversified & Production	S+5.00%, 0.75% Floor (1.00% on unfunded)	9.07	2/13/2026	9/3/2030		387,355	364,868	358,672	0.06
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+5.00%, 0.75% Floor (0.50% on unfunded)	8.82	2/13/2026	8/31/2029		979,780	707,223	695,163	0.12
Resistance Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+5.00%, 1.00% Floor (0.38% on unfunded)	0.38	3/16/2026	3/14/2031		1,015,545	(13,571)	(8,124)	0.00
Resistance Holdings Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+5.00%, 1.00% Floor	9.07	3/16/2026	3/14/2031		11,577,217	11,416,174	11,484,599	2.06
RKG Newco LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Consumer Products	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.30	2/2/2026	2/2/2033		1,889,795	608,176	608,112	0.11
RKG Newco LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Consumer Products	S+5.50%, 1.00% Floor	9.25	2/2/2026	2/2/2033		24,191,739	23,749,714	23,751,578	4.27

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	9.90%	10/30/2024	10/30/2030	$944,724	$294,619	$299,234	0.05%
Shrieve Chemical Co LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.90	10/30/2024	10/30/2030	11,684,078	11,509,149	11,567,973	2.08
Smarsh Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+5.00%, 0.75% Floor	9.07	1/31/2025	2/18/2029	170,466	169,705	164,698	0.03
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.00%, 0.75% Floor (1.00% on unfunded)	1.00	1/31/2025	2/18/2029	113,644	(324)	(3,846)	0.00
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+5.00%, 0.75% Floor (0.50% on unfunded)	8.80	1/31/2025	2/18/2029	113,644	55,563	52,219	0.01
Southeastern Grocers LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Staples Retail	S+7.50%, 1.00% Floor	11.57	9/19/2025	9/19/2030	10,911,495	10,642,192	13,062,270	2.35
SP PF Buyer LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	10.82	10/16/2024	10/13/2029	25,289,105	24,777,491	24,778,002	4.45
Stryten Energy Resources LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.19	12/18/2024	12/18/2029	15,398,250	15,194,361	15,398,250	2.77
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	9.50	12/17/2024	8/5/2030	20,220,377	19,849,622	20,038,393	3.60
Trimlite Mfg US Inc.⁽⁷⁾	1st Lien Term Loan	Building Products	S+5.00%, 1.00% Floor	9.07	9/1/2026	3/11/2031	9,778,225	9,633,912	9,631,552	1.73
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	9.13	2/2/2026	4/30/2030	1,649,207	1,335,442	1,325,225	0.24
USA Debusk LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Commercial Services	S+5.25%, 0.75% Floor	9.06	1/1/2026	4/30/2031	1,764,695	1,747,152	1,733,813	0.31
USA Debusk LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	9.00	10/21/2025	4/30/2031	7,033,988	6,973,928	6,910,893	1.24
USA Debusk LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	9.01	1/1/2026	4/30/2031	7,400,599	7,353,636	7,271,088	1.31
Vantage Specialty Chemicals Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.25%, 1.00% Floor (0.50% on unfunded)	10.04	8/29/2025	2/28/2029	1,074,627	324,032	278,060	0.05
Vantage Specialty Chemicals Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.75%, 1.00% Floor (2.75% PIK)	10.82	8/29/2025	8/29/2029	23,510,606	23,054,975	22,099,969	3.97
Vensure Employer Services Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	9.03	12/18/2025	9/27/2031	14,848,944	14,865,030	14,696,656	2.64
Viant Medical Holdings Inc	1st Lien Term Loan	Healthcare Providers & Services	S+4.00%	7.90	9/21/2026	10/29/2031	11,002,005	10,770,818	10,781,965	1.94
Vital Farms Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+7.50%, 1.00% Floor	11.57	8/4/2026	8/4/2029	10,190,962	9,896,268	9,885,233	1.78
Xactus LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Business Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	9.57	5/6/2025	5/6/2030	670,485	217,340	215,449	0.04
Xactus LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Business Services	S+5.50%, 0.75% Floor	9.57	5/6/2025	5/6/2032	8,165,946	8,104,406	8,108,785	1.46
Total United States of America 1st Lien/Secured Loans								638,896,250	637,618,034	114.57

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Canada
1261229 BC LTD⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.25%	10.15%	8/28/2025	10/8/2030		$20,284,979	$20,122,073	$20,196,577	3.63%
Central Wire Acquisition, Co. Inc.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	8.74	8/4/2026	8/4/2032		16,661,850	16,496,479	16,495,232	2.96
Central Wire Acquisition, Co. Inc.⁽⁶⁾⁽⁷⁾⁽⁹⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Industrial Products & Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	8/4/2026	8/4/2032		2,443,738	(23,789)	(24,437)	0.00
Gateway Casinos & Entertainment Ltd⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	10.23	12/18/2024	12/18/2030		13,751,353	13,665,140	13,155,438	2.36
IE CA Leasing Ltd⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	9.51%	9.51	8/26/2026	8/31/2029		14,880,299	14,880,299	14,880,299	2.67
Otodata Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+4.75%, 0.75% Floor	8.65	8/31/2026	8/31/2033		3,342,857	3,309,948	3,309,429	0.59
Otodata Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	C+4.75%, 0.75% Floor	7.04	8/31/2026	8/31/2033	C$	188,573	134,241	131,175	0.02
Otodata Holdings Inc⁽⁶⁾⁽⁷⁾⁽⁹⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+4.75%, 0.75% Floor	—	8/31/2026	8/31/2033		1,037,154	(5,123)	(5,186)	0.00
Otodata Holdings Inc⁽⁶⁾⁽⁷⁾⁽⁹⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	C+4.75%, 0.75% Floor	—	8/31/2026	8/31/2033	C$	306,683	(1,089)	(1,077)	0.00
Otodata Holdings Inc⁽⁶⁾⁽⁷⁾⁽⁹⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Technology Hardware & Equipment	S+4.75%, 0.75% Floor (0.50% on unfunded)	0.50	8/31/2026	8/31/2033		544,768	(5,382)	(5,448)	0.00
Source Energy Services Ltd⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	S+6.25%, 4.25% Floor	10.50	12/20/2024	12/20/2029		5,396,374	5,241,718	5,294,730	0.95
Total Canada 1st Lien/Secured Loans									73,814,515	73,426,732	13.18
Luxembourg
Accelya Lux Finco Sarl⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%	9.32	9/29/2025	10/4/2032		14,895,436	14,699,190	13,340,725	2.40
Total Luxembourg 1st Lien/Secured Loans									14,699,190	13,340,725	2.40
Netherlands
WeTransfer BV⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	E+5.00%	7.59	7/18/2025	3/7/2031		€1,522,627	1,758,454	1,724,606	0.31
WeTransfer BV⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	E+5.63%	8.22	1/2/2026	3/7/2031		€2,484,701	2,813,244	2,820,458	0.51
Total Netherlands 1st Lien/Secured Loans									4,571,698	4,545,064	0.82
United Kingdom
Inspired Entertainment Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+6.00%, 3.00% Floor	9.73	12/9/2025	6/4/2030		£3,422,778	4,583,928	4,519,690	0.81
Total United Kingdom 1st Lien/Secured Loans									4,583,928	4,519,690	0.81
Singapore
Oravel Stays Singapore Pte Ltd⁽⁹⁾	1st Lien Term Loan	Technology	S+8.00%, 1.00% Floor	12.07	1/27/2026	12/20/2029		14,668,697	15,028,695	15,081,254	2.71
Total Singapore 1st Lien/Secured Loans									15,028,695	15,081,254	2.71
Total 1st Lien/Secured Loans									751,594,276	748,531,499	134.49

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(15)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
2nd Lien/Secured Loans
United States of America
Delos Living LLC⁽⁷⁾	2nd Lien Term Loan	Real Estate Development & Management	14.00% (7.00% PIK)	14.00	10/9/2025	7/11/2027	$2,231,696	$2,184,111	$1,860,844	0.33%
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁸⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	11.10%	1/22/2025	1/22/2030	6,279,208	6,150,484	6,216,416	1.12
Total United States of America 2nd Lien Term Loan								8,334,595	8,077,260	1.45
Total 2nd Lien/Secured Loans								8,334,595	8,077,260	1.45
Equities
United States of America
RKG Group Partners LP⁽⁷⁾⁽¹³⁾	Preferred Equities	Consumer Products	N/A	—	2/2/2026	N/A	1,275,228	1,275,228	1,497,117	0.27
Total United States of America Equities								1,275,228	1,497,117	0.27
Total Equities								1,275,228	1,497,117	0.27
Senior Secured Bonds
United States of America
Amber Energy Inc.⁽⁷⁾	Senior Secured Bonds	Energy	15.00%	15.00	11/26/2025	12/1/2045	36,595	36,595	36,595	0.01
MPT Operating Partnership LP / MPT Finance Corp⁽⁹⁾	Senior Secured Bonds	Healthcare Providers & Services	9.25%	9.25	9/22/2026	2/15/2032	3,209,000	3,137,010	3,032,720	0.54
Total United States of America Senior Secured Bonds								3,173,605	3,069,315	0.55
Canada
Bausch Health Cos Inc (Valeant)⁽⁹⁾	Senior Secured Bonds	Healthcare Equipment & Supplies	4.88%	4.88	11/5/2025	6/1/2028	412,000	384,082	390,264	0.07
Total Canada Senior Secured Bonds								384,082	390,264	0.07
Italy
LSF12 Rigel US Investments LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Senior Secured Bonds	Specialty Chemicals	9.50%	9.50	4/30/2026	10/31/2031	€14,521,000	16,323,374	15,831,219	2.84
Total Italy Senior Secured Bonds								16,323,374	15,831,219	2.84
Total Senior Secured Bonds								19,881,061	19,290,798	3.46
Warrants
United States of America
Delos Living LLC⁽⁷⁾⁽¹³⁾	Warrants	Real Estate Development & Management	N/A	N/A	10/9/2025	N/A	1	44,513	—	0.00
Total Warrants								44,513	—	0.00
Total Investments, September 30, 2026(16)(17)								$781,129,673	$777,396,674	139.67%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Prime Rate (“P”), Sterling Overnight Index Average (“SONIA”) or the Australian Dollar Bank Bill Swap Bid Rate (“BBSY”), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on September 30, 2026.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of September 30, 2026, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $6,088,849; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $10,247,965; the net unrealized depreciation was $4,159,116; the aggregate tax cost of securities for Federal income tax purposes was $781,555,792.
(5)
Percentage is based on net assets of $556,732,186 as of September 30, 2026.
(6)
The investment has an unfunded commitment as of September 30, 2026 (see Note 9 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $610.2 million.
(9)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2026, qualifying assets totaled 76.4% of the Fund's total assets.
(10)
The negative fair value is the result of the underlying investment being unfunded and the original discount on the loan, creating a negative fair value.
The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

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
(16)
Securities exempt from registration under the Securities Act of 1933, as amended, may be deemed to be “restricted securities.” As of September 30, 2026, the Fund held no securities that would be deemed a restricted security.
(17)
As of September 30, 2026 the Fund held no investments on non-accrual status, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	2.150%	Annual	12/1/2030	Barclays	€10,100,000	$(163,539)	$479,155
US Interest Rate Swaps	Receive	SOFR	Annual	3.470%	Annual	8/7/2027	Barclays	$10,800,000	(2,717)	123,306
US Interest Rate Swaps	Receive	SOFR	Annual	3.780%	Annual	3/10/2030	Barclays	$7,400,000	(134,928)	231,473
Total										833,934
Total Interest Rate Swaps										$833,934

Foreign Currency Forward Contracts	Settlement Date	Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America, N.A.	12/31/2026	$378,936	C$	536,259	$411
Bank of America, N.A.	12/31/2026	$29,663,546		€26,058,430	27,891
Bank of America, N.A.	12/31/2026	$3,789,535	AU$	5,460,913	750
Bank of America, N.A.	12/31/2026	$5,022,131		£3,785,308	(873)
Total					$28,179

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(16)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
175 3rd Street⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.50%, 3.75% Floor	9.37%	4/30/2025	5/1/2026		$4,900,194	$4,881,217	$4,894,931	2.34%
Atlas Sand Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	10%	9.51	3/5/2025	3/1/2032		3,254,890	3,224,978	3,186,537	1.52
Bending Spoons US Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.25%, 1.00% Floor	9.03	2/19/2025	3/7/2031		7,524,796	7,404,475	7,314,102	3.49
CP Atlas Buyer Inc (American Bath)⁽⁹⁾	1st Lien Term Loan	Building Products	S+5.25%	8.97	7/1/2025	7/8/2030		7,381,506	7,053,789	7,123,154	3.40
Databricks Inc⁽⁷⁾⁽⁹⁾⁽¹²⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.27	12/19/2024	1/3/2031		4,741,672	4,722,911	4,765,380	2.27
Databricks Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50%, (1.00% on unfunded)	1.00	12/19/2024	1/3/2031		1,016,073	—	—	0.00
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029		459,015	(7,109)	(1,524)	0.00
Elessent Clean Technologies Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.73	11/15/2024	11/15/2029		4,726,020	4,649,540	4,710,329	2.25
G-3 Chickadee Purchaser, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.75%, 1.00% Floor	9.59	10/31/2025	10/31/2031		2,395,701	2,348,766	2,347,787	1.12
Gibson Brands Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.11%, 0.75% Floor	8.85	10/29/2024	8/11/2028		3,716,551	3,449,542	3,599,573	1.72
Gopher Resource LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Environmental Solutions	S+7.00% 1.00% Floor	10.67	3/21/2025	10/4/2029		358,817	345,181	355,873	0.17
Guava Buyer LLC (dba AVI-SPL)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor	9.34	8/12/2025	8/12/2032		7,008,019	6,871,273	6,867,859	3.28
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (1.00% on unfunded)	9.36	8/12/2025	8/12/2032		827,967	351,879	346,724	0.17
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.34	8/12/2025	8/12/2030		829,793	272,356	271,066	0.13
Hammer IntermediateCo LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.49	10/1/2025	10/1/2031		2,586,156	2,548,206	2,547,363	1.22
Hammer IntermediateCo LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.34	10/1/2025	10/1/2031		424,855	85,947	85,679	0.04
i.PARK BROADWAY LLC (1050 N Broadway)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.30%, 4.25% Floor	9.55	7/3/2025	7/6/2027		3,676,858	3,620,446	3,632,662	1.73
Igloo Group Parent Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.00%, 1.00% Floor	8.73	12/23/2025	12/23/2031		24,644,459	23,165,791	23,165,791	11.06
IXS Holdings Inc⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.22	8/15/2025	9/21/2029		4,239,306	4,080,477	4,224,293	2.02
Jennmar Intermediate III LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%	8.73	12/16/2025	12/16/2030		33,347,051	32,348,394	32,846,845	15.68
Likewize Corp⁽⁹⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	9.66	12/6/2024	8/27/2029		8,200,352	8,007,354	7,872,338	3.76
LVF Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.32	2/24/2025	2/24/2032		8,728,887	8,334,188	8,323,029	3.97
LVF Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+5.50%, (5.50% on unfunded)	5.50	2/24/2025	2/24/2032		1,315,913	(28,932)	(60,879)	(0.03)
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Brands	S+5.25%, 0.75% Floor	8.94	12/22/2025	12/22/2031		4,877,091	4,828,642	4,828,320	2.30
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Brands	E+5.25%, 0.75% Floor	7.29	12/22/2025	12/22/2031		€6,779,991	7,860,467	7,884,140	3.76
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Brands	BBSY+5.25%, 0.75% Floor	9.02	12/22/2025	12/22/2031	AU$	5,131,136	3,357,439	3,389,767	1.62
Meta Buyer LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Revolver	Consumer Brands	S+5.25%, 0.75% Floor (0.50% on unfunded)	0.50	12/22/2025	12/22/2031		1,972,759	(16,239)	(16,313)	(0.01)
Meta Buyer LLC⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Consumer Brands	S+5.25%, 0.75% Floor (1.00% on unfunded)	1.00	12/22/2025	12/22/2031		4,522,348	(18,744)	(18,843)	(0.01)
Metropolis Technologies Inc⁽⁹⁾	1st Lien Term Loan	Technology	S+5.25%	8.98	10/20/2025	10/20/2032		1,016,869	1,006,865	1,006,700	0.48
Michael Baker International LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+4.50%, 1.00% Floor	8.19	12/30/2025	12/29/2028		23,376,258	22,558,707	22,558,086	10.77

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

The accompanying notes are an integral part of these consolidated financial statements

Silver Point Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(16)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Netherlands
WeTransfer BV⁽⁹⁾	1st Lien Term Loan	Technology	E+5.25%	7.27%	7/18/2025	3/7/2031	€1,582,730	$1,827,021	$1,790,906	0.85%
Total Netherlands 1st Lien/Secured Loans								1,827,021	1,790,906	0.85
United Kingdom
Inspired Entertainment Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+6.00%, 3.00% Floor	9.97	12/9/2025	6/4/2030	£3,660,000	4,891,871	4,931,850	2.35
Total United Kingdom 1st Lien/Secured Loans								4,891,871	4,931,850	2.35
Total 1st Lien/Secured Loans								327,214,425	327,979,960	156.54
2nd Lien/Secured Loans
United States of America
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁹⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	10.99	1/22/2025	1/22/2030	6,279,208	6,136,341	6,078,273	2.90
Delos Living LLC⁽⁷⁾	2nd Lien Term Loan	Real Estate Development & Management	14%	14.00	10/9/2025	7/11/2027	2,127,660	2,030,816	2,016,554	0.96
Total United States of America 2nd Lien Term Loan								8,167,157	8,094,827	3.86
Total 2nd Lien/Secured Loans								8,167,157	8,094,827	3.86
Senior Secured Bonds
United States of America
Amber Energy Inc.⁽⁷⁾	Senior Secured	Energy	15%	15.00	11/26/2025	12/1/2045	18,349	18,349	18,349	0.01
Service Properties Trust⁽¹³⁾	Senior Secured	Real Estate Development & Management	0%	—	9/15/2025	9/30/2027	3,571,000	3,140,502	3,226,111	1.54
Total United States of America Senior Secured Bonds								3,158,851	3,244,460	1.55
Canada
1261229 BC LTD	Senior Secured	Healthcare Equipment & Supplies	10%	10.00	12/26/2025	4/15/2032	728,000	755,520	756,850	0.36
Bausch Health Cos Inc (Valeant)	Senior Secured	Healthcare Equipment & Supplies	5%	4.88	11/5/2025	6/1/2028	412,000	372,831	369,131	0.18
Total Canada Senior Secured Bonds								1,128,351	1,125,981	0.54
Total Senior Secured Bonds								4,287,202	4,370,441	2.09
Warrants
United States of America
Delos Living LLC⁽⁷⁾⁽¹⁴⁾	Warrants	Real Estate Development & Management	N/A	N/A	10/9/2025	N/A	1	42,547	55,325	0.03
Total Warrants								42,547	55,325	0.03
Total Investments, December 31, 2025(17)(18)								$339,711,331	$340,500,553	162.52%

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
(6)
The investment has an unfunded commitment as of December 31, 2025 (see Note 9 in the accompanying notes to the consolidated financial statements).
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
(12)
Investment represents a first lien last out term loan pursuant to the respective credit agreement, with revolving facilities receiving priority with respect to payment of principal and interest. In exchange for the greater possible risk of loss, the first lien last out term loan earns a higher interest rate than the revolving facilities.
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

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and following the BDC Election Date the Fund is required to comply with Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the “1933 Act”). The interim financial data as of September 30, 2026 and for each of the three and nine months ended September 30, 2026 and 2025 is unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated interim financial statements for the periods presented have been included. These consolidated interim financial statements should be read in conjunction with the Fund's audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2025. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2026.

Basis of Consolidation

The Fund generally consolidates any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund has consolidated the results of its subsidiaries in its consolidated financial statements, including SPPC CAL, L.P, SPPC CAL GP, LLC, SPPC Offshore, Ltd., SPPC Onshore, Inc. and Robins Brook SPPCF Holdings LLC. As provided by ASC 946, the Fund will not consolidate portfolio companies in which it invests, unless the portfolio company is itself an investment company or is a controlled operating company whose business consists of providing services to the Fund. The Fund's investments in the portfolio companies (including its investments held by consolidated subsidiaries) are listed on the Fund's consolidated statements of assets and liabilities as investments at fair value.

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

As of September 30, 2026 restricted cash represents the required minimum cash balance to be held under the terms of the Fund's revolving credit facility (Note 6). This amount is not available for general purposes and is presented as restricted cash on the consolidated statements of assets and liabilities.

Additionally, cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

The table below comprises our cash, restricted cash and foreign cash as of September 30, 2026 and December 31, 2025:

($ in millions)*	September 30, 2026	December 31, 2025
Cash	$20.0	$11.0
Restricted cash	27.5	—
Foreign cash held at banks	1.3	—
Total	$48.8	$11.0

(*) Totals may not foot due to rounding.

Interest income generated on cash and cash equivalents is included in interest income on the consolidated statements of operations. The following table presents interest income generated by cash, restricted cash and cash equivalents for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Interest income on cash, restricted cash and foreign cash	$0.4	$0.2	$0.9	$0.5

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the required period of the respective investment using the effective interest method. Loan origination fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended September 30, 2026 and 2025, non-cash interest income related to such accretion amounted to $1.0 million and $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, non-cash interest income related to such accretion amounted to $2.8 million and $0.3 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

The Fund has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is generally recorded as interest income on an accrual basis. On the specified capitalization date, PIK interest is added to the principal balance and cost of the loan.

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

Other Income

Other income generally includes amendment fees and other similar fees, as well as fees for services provided to portfolio companies by the Adviser. The services provided by the Adviser vary by investment and may include, but are not limited to, syndication, structuring, and diligence services, as well as managerial assistance to our portfolio companies. These fees are recognized when the services are rendered.

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

The Fund does not isolate realized and unrealized gains and losses on investments and derivative contracts resulting from changes in foreign currency exchange rates on the consolidated statements of operations. Such fluctuations are reflected on the consolidated statements of operations together with net realized gain (loss) and net change in unrealized gain (loss) on investments and derivative contracts. The Fund generally attempts to hedge its foreign currency exposure through foreign currency forward contracts.

Derivatives and Hedging

In the normal course of business, the Fund has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. The Fund recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815 Derivatives and Hedging.

The Fund enters into interest rate swap transactions from time to time to manage interest rate exposure in certain fixed rate debt investments and such swaps are not designated as hedging instruments in accordance with hedge accounting. The Fund presents changes in the fair value as part of change in unrealized appreciation (depreciation) on the consolidated statements of operations and amounts received or paid related to derivative contracts are recognized on a net basis as realized gain (loss) and determined on the specific cost identification basis.

The fair value of interest rate swap agreements are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the interest rate swaps does not take into account collateral posted which is recorded separately as due to or due from broker on the Fund's consolidated statements of assets and liabilities under other assets or liabilities, depending on the nature of the balance at period end. Upfront payments made or received upon entering a derivative contract are treated as a part of the cost basis of the derivative contract.

The Fund may also enter into foreign currency forward contracts, under which the Fund agrees to recover or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. The foreign currency forward contracts are recorded at fair value. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Fund does not utilize hedge accounting for these contracts and as such, realized and unrealized gains and losses on foreign currency forward contracts are presented on the consolidated statement of operations.

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

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Organizational Expenses and Offering Costs

Organizational costs are expensed as incurred and recorded in the consolidated statements of operations. Offering costs associated with the Fund's common shares are capitalized as an asset within the consolidated statement of assets and liabilities and are amortized over a twelve-month period from incurrence. Costs from any additional offerings are deferred and amortized as incurred. For the three months ended September 30, 2026 and 2025, the Fund incurred organizational expenses of zero and incurred offering costs of $0.1 million and zero, respectively. For the nine months ended September 30, 2026 and 2025, the Fund incurred organizational expenses of zero and incurred offering costs of $0.2 million and zero, respectively.

Valuation of Investments and Derivative Contracts

Investments at fair value consist primarily of senior secured debt and equities. Derivative contracts consist primarily of foreign currency forward contracts and interest rate swaps.

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

Investments that are not listed on an exchange but are actively traded over-the-counter are generally valued at the representative “bid” quotation if held long and the representative “ask” quotation if held short or, in the case of equities that trade in over-the-counter marketplaces, at the last deemed reliable sale price provided by independent pricing sources. Derivative contracts not listed on an exchange are generally value through industry-standard valuation models using inputs obtained from pricing vendors and from the relevant derivative contract.

Investments for which independent pricing sources or recent transaction activity are either not readily available or are not deemed reliable (“Non-Quoted Investments”) are fair valued as determined in good faith by the Adviser, as the Fund’s valuation designee. Non-Quoted Investments are valued in a multi-step process:

1.
The BDC valuation team within the Fund Accounting team of the Adviser (“Fund Accounting”) provides recent portfolio company financial statements and other reporting materials to independent valuation firm(s) approved by the BDC Valuation Committee.
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

In determining an instrument’s placement within the hierarchy, the Adviser separates the Fund’s investments portfolio into two categories: investments and derivative contracts. Each of these categories can further be divided between assets and liabilities and further by investment type.

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1. These include actively traded listed equities as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025 there were no investments classified within level 1.

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

For the three and nine months ended September 30, 2026, the Fund accrued $0.1 million in U.S. federal excise tax included in accrued expenses on the consolidated statements of assets and liabilities and included in other general and administrative expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2025 the Fund did not accrue any U.S federal excise tax.

Prior to February 2, 2026, the Fund was treated as a partnership for U.S. federal income tax purposes. As a partnership, the Fund was generally not subject to U.S. federal income taxes at the entity level. Instead each investor was individually responsible for income taxes, if any, on its share of the Fund’s net taxable income. During this period, the Fund may have incurred entity-level state taxes or withholding taxes based on specific investors or income sources. Such taxes, were either recorded as entity-level expenses or charged directly to respective investors. Non-U.S. sourced income such as interest, dividends, or capital gains, could have been subject to withholding and other taxes levied by the jurisdiction where the income was sourced. Such withholding taxes are accrued when incurred as withholding taxes against the relevant income stream. For the three and nine months ended September 30, 2026 and 2025, the Fund did not incur any non-U.S. tax expenses.

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

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three and nine months ended September 30, 2026 and 2025, there were no liabilities related to accounting for uncertain tax positions.

The Fund files tax returns as required in the jurisdictions where it operates or invests and may be subject to examination for all open tax years, the earliest of which is 2024. The Fund recognizes interest and penalties, when known on the consolidated statements of operations. For the three and nine months ended September 30, 2026 and 2025, there were no material interest and penalties.

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

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Origination Fee

Prior to the BDC Election Date, the Fund was subject to an Origination Fee payable to the Adviser calculated at 1% of the aggregate dollar amount of investments committed and entered into by the Fund. In 2025, the Adviser agreed to irrevocably waive the Origination Fee from the Fund's commencement of operations. Prior to the waiver, the Fund had incurred an Origination Fee of $0.7 million. The Fund recorded the waiver on January 1, 2025 and as such, no Origination Fee was incurred for the three and nine months ended September 30, 2026 and 2025.

Management Fee

The Management Fee is calculated at an annual rate of 1.25% of the Fund's aggregate net assets as of the beginning of the first calendar day of the applicable month. The Management Fee for any partial month will be appropriately prorated.

The Adviser has agreed to waive the Management Fee for (i) the period prior to the BDC Election Date, and (ii) the six-month period following the BDC Election Date, ending July 31, 2026. The fee waiver is not subject to recoupment by the Adviser.

As of September 30, 2026 and December 31, 2025, Management Fees payable were $0.6 million and zero, respectively. For the three months ended September 30, 2026 and 2025, the Fund incurred a Management Fee of $1.7 million and zero, respectively. For the nine months ended September 30, 2026 and 2025, the Fund incurred a Management Fee of $4.0 million and zero, respectively. For the three months ended September 30, 2026 and 2025, the Management Fees waived were $0.5 million and zero, respectively. For the nine months ended September 30, 2026 and 2025, the Management Fees waived were $2.8 million and zero, respectively.

Incentive Fee

The Incentive Fee consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on income (“Income Incentive Fee”), and a portion is based on capital gains (“Incentive Fee on Capital Gains”).

Income Incentive Fee

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

These calculations shall be appropriately adjusted for any share issuances or repurchases during the quarter (based on actual number of days elapsed relative to the total number of days in such calendar quarter) and shall be appropriately prorated for any period of less than three months.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The “Hurdle Rate Amount” is calculated on a quarterly basis by multiplying 1.25% (5.00% annualized) and the Fund’s net asset value (total assets less indebtedness) at the beginning of each applicable calendar quarter. The “Catch-up Amount” is calculated on a quarterly basis by multiplying 1.4286% (5.7143% annualized) and the Fund’s net asset value at the beginning of each applicable calendar quarter. “Pre-Incentive Fee Net Investment Income” means, dividends (including reinvested dividends), interest and fee income accrued by the Fund during the calendar quarter, minus the Fund’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Fund may not have received in cash. Pre-Incentive Fee Net Investment Income also includes net interest income, if any, from derivative financial instruments or swaps on a look-through basis as if the Fund owned the reference assets directly (where such net interest income is defined as the difference between (A) the interest income and fees received in respect of the reference assets of the derivative financial instrument or swap and (B) the interest expense or financing charges and other expenses paid by the Fund to the derivative or swap counterparty). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses and unrealized capital appreciation or depreciation.

Prior to the BDC Election Date, the Adviser voluntarily waived all Income Incentive Fees. As of September 30, 2026 and December 31, 2025, Income Incentive Fee payable was $1.6 million and zero, respectively. For the three months ended September 30, 2026 and 2025, the Income Incentive Fee was $1.6 million and zero, respectively. For the nine months ended September 30, 2026 and 2025, the Income Incentive Fee was $4.0 million and zero, respectively.

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

Prior to the BDC Election Date, the Adviser voluntarily waived all Incentive Fees on Capital Gains. As of September 30, 2026 and December 31, 2025, there was no Incentive Fee on Capital Gains payable. For the three months ended September 30, 2026 and 2025, the Fund incurred no Incentive Fee on Capital Gains. For the nine months ended September 30, 2026 and 2025, the Fund incurred no Incentive Fee on Capital Gains.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

The following table presents a summary of all expenses supported, recouped, and eligible to recoup, by the Adviser:

For the Period Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
December 31, 2024	$816,933	$462,601	$354,332	December 31, 2027	0.00%	2.39%
September 30, 2025	382,006	—	382,006	September 30, 2028	0.00%	2.46%
December 31, 2025	373,014	—	373,014	December 31, 2028	0.00%	2.26%
Total	$1,571,953	$462,601	$1,109,352

For the three months ended September 30, 2026 and 2025 the Fund accrued zero and $0.4 million, respectively, of Expense Support amounts and made Reimbursement Payments to the Adviser in the amount of $0.2 million and zero, respectively. For the nine months ended September 30, 2026 and 2025 the Fund accrued zero and $0.4 million, respectively, of Expense Support amounts and made Reimbursement Payments to the Adviser in the amount of $0.5 million and zero, respectively. For the nine months ended September 30, 2026 and 2025, all accrued recoupment amounts noted in the table above were included in accrued expenses and other liabilities in the consolidated statement of assets and liabilities.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's General Counsel, Chief Compliance Officer and Chief Financial Officer and their respective staffs. As of September 30, 2026 and December 31, 2025, the related party administration fee payable was $0.1 million and $0.3 million, respectively, and was included in administration fees payable in the consolidated statement of assets and liabilities. For the three months ended September 30, 2026 and 2025, the Fund incurred $0.5 million and $0.1 million, respectively, in related party administration fees and was included in administration fees in the consolidated statement of operations. For the nine months ended September 30, 2026 and 2025, the Fund incurred $1.0 million and $0.4 million, respectively, in related party administration fees and was included in administration fees in the consolidated statement of operations.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of September 30, 2026 and December 31, 2025, the Fund owed $0.2 million and $0.0 million, respectively, to an affiliate.

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

4.
Investments

Investments consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$751,594,276	$748,531,499	96.29%	$327,214,425	$327,979,960	96.32%
Second lien debt	8,334,595	8,077,260	1.04	8,167,157	8,094,827	2.38
Secured debt	19,881,061	19,290,798	2.48	4,287,202	4,370,441	1.28
Equities and warrants	1,319,741	1,497,117	0.19	42,547	55,325	0.02
Total	$781,129,673	$777,396,674	100.00%	$339,711,331	$340,500,553	100.00%

The Fund invests primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. As of September 30, 2026 and December 31, 2025, the first lien/last-out loans, at fair value, were 0.17% and 1.40%, respectively, of the investment portfolio.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2026 and December 31, 2025 with corresponding percentages of total fair value:

	September 30, 2026			December 31, 2025
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Automobiles & Components	$3,893,695	$4,007,585	0.52%	$4,080,477	$4,224,293	1.24%
Building Products	24,540,794	22,114,732	2.84	7,053,789	7,123,154	2.09
Business Services	23,186,776	23,020,890	2.96	42,262,681	42,205,230	12.40
Commercial Services	17,410,158	17,241,019	2.22	—	—	—
Consumer Brands	8,283,497	8,405,315	1.08	39,940,247	40,106,299	11.78
Consumer Products	44,262,301	44,394,555	5.71	—	—	—
Education	530,644	506,844	0.07	—	—	—
Energy	10,753,694	10,830,005	1.39	6,154,690	6,096,622	1.79
Environmental Solutions	16,520,550	16,530,968	2.13	345,181	355,873	0.10
Financial Services	15,775,542	15,916,359	2.05	—	—	—
Fitness & Leisure	10,042,708	9,925,251	1.28	—	—	—
Food & Beverage	50,304,623	49,799,191	6.41	8,305,256	8,262,150	2.43
Gaming & Entertainment	39,475,628	38,906,898	5.00	13,841,761	13,902,146	4.08
Healthcare Equipment & Supplies	20,506,155	20,586,841	2.65	15,994,014	15,685,049	4.61
Healthcare Providers & Services	27,551,991	27,289,479	3.51	—	—	—
Healthcare Technology	30,137	29,990	0.00	—	—	—
Industrial Products & Services	77,602,798	77,928,198	10.02	53,238,546	53,760,708	15.79
Insurance & Insurance Services	7,737,517	7,176,506	0.92	8,007,354	7,872,338	2.31
Media: Diversified & Production	9,601,297	9,446,670	1.22	—	—	—
Oilfield Services	8,376,902	8,423,310	1.08	9,003,693	9,149,929	2.69
Paper & Packaging	19,858,396	19,520,131	2.51	11,655,018	11,491,638	3.37
Pharmaceuticals & Life Sciences	11,402,603	11,476,475	1.48	—	—	—
Power Generation	26,905,064	27,203,761	3.50	9,649,600	9,995,211	2.94
Professional Services	17,553,158	17,533,628	2.26	—	—	—
Real Estate Development & Management	2,228,624	1,860,844	0.24	13,715,528	13,825,583	4.06
Software & Services	20,744,796	19,519,082	2.51	7,884,581	7,959,401	2.34
Specialty Chemicals	86,349,068	84,603,410	10.88	22,736,806	22,783,332	6.69
Specialty Retail	44,627,113	44,816,395	5.76	15,373,252	15,337,548	4.50
Staples Retail	10,642,192	13,062,270	1.68	5,091,076	5,137,371	1.51
Technology	97,167,153	97,670,541	12.56	37,882,273	37,741,029	11.08
Technology Hardware & Equipment	22,300,119	22,659,381	2.91	7,495,508	7,485,649	2.20
Telecommunications	4,963,980	4,990,150	0.64	—	—	—
Total	$781,129,673	$777,396,674	100.00%	$339,711,331	$340,500,553	100.00%

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of September 30, 2026 and December 31, 2025 with corresponding percentages of total fair value:

	September 30, 2026			December 31, 2025
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Canada	$74,198,597	$73,816,996	9.50%	$41,645,093	$41,519,571	12.19%
Italy	16,323,374	15,831,219	2.04	—	—	—
Luxembourg	14,699,190	13,340,725	1.72	2,949,270	2,983,556	0.88
Netherlands	4,571,698	4,545,064	0.58	1,827,021	1,790,906	0.52
Singapore	15,028,695	15,081,254	1.94	—	—	—
United Kingdom	4,583,928	4,519,690	0.57	4,891,871	4,931,850	1.45
United States of America	651,724,191	650,261,726	83.65	288,398,076	289,274,670	84.96
Total	$781,129,673	$777,396,674	100.00%	$339,711,331	$340,500,553	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of September 30, 2026.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$200,592,332	$556,016,427	$756,608,759
Secured debt	—	3,422,984	15,867,814	19,290,798
Equities and warrants	—	—	1,497,117	1,497,117
Total investments	$—	$204,015,316	$573,381,358	$777,396,674

Derivative Assets
Interest rate swaps	$—	$833,934	$—	$833,934
Foreign currency forward contracts	—	29,052	—	29,052
Total	$—	$862,986	$—	$862,986

Derivative Liabilities
Foreign currency forward contracts	$—	$873	$—	$873
Total	$—	$873	$—	$873

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

The following table includes a roll forward of the amounts for three months ended September 30, 2026 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Debt	Equities and warrants	Total
Balance at July 1, 2026	$500,197,486	$15,959,046	$1,501,327	$517,657,859
Transfer in(1)	—	—	—	—
Transfer out(2)	—	—	—	—
Accretion/amortization of discounts/premiums	690,240	28,250	—	718,490
Interest paid-in-kind	196,440	—	—	196,440
Purchases(3)	73,715,118	—	25	73,715,143
Sales, paydowns and resolutions(3)	(21,143,355)	—	—	(21,143,355)
Net realized gain/(loss)	34,021	—	—	34,021
Net change in unrealized appreciation/(depreciation)	2,326,477	(119,482)	(4,235)	2,202,760
Balance at September 30, 2026	$556,016,427	$15,867,814	$1,497,117	$573,381,358
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2026	$2,449,515	$(119,482)	$(4,235)	$2,325,798

(1) There were no investments transferred in to level 3.

(2) There were no investments transferred out of level 3.

(3) Includes the effects of reorganizations, if any.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table includes a roll forward of the amounts for nine months ended September 30, 2026 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Debt	Equities and warrants	Total
Balance at December 31, 2025	$266,001,038	$18,349	$55,325	$266,074,712
Transfer in(1)	—	—	—	—
Transfer out(2)	(10,913,675)	—	—	(10,913,675)
Accretion/amortization of discounts/premiums	1,964,833	48,238	—	2,013,071
Interest paid-in-kind	589,963	—	—	589,963
Purchases(3)	384,321,139	16,293,383	1,277,193	401,891,715
Sales, paydowns and resolutions(3)	(87,108,341)	—	—	(87,108,341)
Net realized gain/(loss)	482,017	—	—	482,017
Net change in unrealized appreciation/(depreciation)	679,453	(492,156)	164,599	351,896
Balance at September 30, 2026	$556,016,427	$15,867,814	$1,497,117	$573,381,358
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2026	$672,251	$(492,156)	$164,599	$344,694

(1) There were no investments transferred in to level 3.

(2) Investment was transferred out from level 3 due to changes in observability of valuation inputs.

(3) Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for three months ended September 30, 2025 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Debt	Equities and warrants	Total
Balance at July 1, 2025	$86,894,052	$—	$—	$86,894,052
Transfer in(1)	—	—	—	—
Transfer out(2)	—	—	—	—
Accretion/amortization of discounts/premiums	116,383	—	—	116,383
Interest paid-in-kind	—	—	—	—
Purchases(3)	47,292,106	—	—	47,292,106
Sales, paydowns and resolutions(3)	(646,602)	—	—	(646,602)
Net realized gain/(loss)	(69)	—	—	(69)
Net change in unrealized appreciation/(depreciation)	310,312	—	—	310,312
Balance at September 30, 2025	$133,966,182	$—	$—	$133,966,182
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2025	$310,312	$—	$—	$310,312

(1) There were no investments transferred in to level 3.

(2) There were no investments transferred out of level 3.

(3) Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for nine months ended September 30, 2025 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Debt	Equities and warrants	Total
Balance at December 31, 2024	$57,830,754	$—	$—	$57,830,754
Transfer in(1)	—	—	—	—
Transfer out(2)	—	—	—	—
Accretion/amortization of discounts/premiums	299,922	—	—	299,922
Interest paid-in-kind	2,265	—	—	2,265
Purchases(3)	82,355,844	—	—	82,355,844
Sales, paydowns and resolutions(3)	(6,908,352)	—	—	(6,908,352)
Net realized gain/(loss)	(1,046)	—	—	(1,046)
Net change in unrealized appreciation/(depreciation)	386,795	—	—	386,795
Balance at September 30, 2025	$133,966,182	$—	$—	$133,966,182
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2025	$396,909	$—	$—	$396,909

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

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at September 30, 2026	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$486,321,407	Income Approach	Yield	8.9% - 35.3% (11.2%)	Decrease
			Expected Term(2)	0.3 yrs. - 3.1 yrs. (1.9 yrs.)	Decrease
	69,695,020	Recent Transaction	N/A	N/A	Increase
Equities and warrants	1,497,117	Market Comparables	Market Multiple	11.5x	Increase
Secured Bond	15,831,219	Income Approach	Yield	10.9%	Decrease
	36,595	Recent Transaction	N/A	N/A	Increase
Total Level 3 Investments	$573,381,358
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for non-debt investments, or debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.9 years as of September 30, 2026.

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
(2)
Expected term is an unobservable input for non-debt investments, or debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for the all the Funds Level 3 debt investments, including those valued to contractual maturity, was approximately 4.6 years as of December 31, 2025.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

6.
Debt

At the BDC Election Date, the Fund elected to adopt an asset coverage ratio requirement of 150%. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period. As of September 30, 2026 and December 31, 2025, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 343% and 311%, respectively.

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

The following tables present the details of the Fund's borrowings as of September 30, 2026 and December 31, 2025.

	September 30, 2026
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$400,000,000	$228,000,000	$228,000,000	$228,000,000	S+2.05%	5.71%	7/10/2030
2056 Promissory Notes(2)	1,500,000	1,500,000	1,393,589	1,486,500	12.00%	12.00%	1/29/2056
Total	$401,500,000	$229,500,000	$229,393,589	$229,486,500

	December 31, 2025
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$200,000,000	$94,300,000	$94,300,000	$94,300,000	S+2.05%	6.29%	7/10/2030
Total	$200,000,000	$94,300,000	$94,300,000	$94,300,000
(1)
Interest rate as of September 30, 2026 and December 31, 2025 was daily SOFR+2.05%, respectively. The base interest rate is subject to daily changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The fair value of the Fund’s borrowings are categorized as Level 3 within the fair value hierarchy as of September 30, 2026 and December 31, 2025.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The components of the Fund's interest and financing expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$3,217,961	$1,364,836	$9,720,202	$4,115,956
Unfunded fees	307,360	48,832	820,640	48,832
Amortization of deferred financing costs and debt issuance costs	337,558	151,121	989,776	355,917
Total interest expense(1)	$3,862,879	$1,564,789	$11,530,618	$4,520,705
Weighted average interest rate(2) (3)	7.01%	8.17%	6.83%	8.28%
Average borrowings(1)	$218,641,339	$75,801,685	$225,710,620	$72,961,733
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

As of September 30, 2026 there were no amounts outstanding under the sell/buy-back agreements with Macquarie Bank. As of December 31, 2025 there were $5.1 million of outstanding borrowings under the sell/buy-back agreements with Macquarie Bank, all of which had a maturity date of February 27, 2026.

As of December 31, 2025, all sell/buy-back agreements were carried at cost, which approximates their fair value due to the short-term maturity of the agreements. The fair value of the sell/buy-back agreements would be categorized as Level 3 within the fair value hierarchy.

8.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of September 30, 2026 and December 31, 2025, only cash was pledged and received by the Fund as collateral under the Derivative Agreements and was included in due from broker and due to broker on the consolidated statements of assets and liabilities under other assets or liabilities.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Average notional value(1)	2026	2025	2026	2025
Interest Rate Swaps(2), non-hedge accounting	$23,364,067	$—	$9,358,514	$—
Foreign Currency Forward Contracts(3)	12,951,383	—	4,317,128	—
(1)
For each contract type, calculated based on month end amounts during which the contract was held (see consolidated statements of operations for net realized and unrealized gain (loss) on each non-hedging contract type, consolidated schedule of investments for detailed terms of the contracts, and Note 2 on the purpose of the derivative activities).
(2)
Risk exposure is interest rate.
(3)
Risk exposure is foreign currency. No foreign currency forward contract was designated as a hedging instrument in accordance with hedge accounting.

The Fund's net exposure to interest rate swaps, which are presented separately on the consolidated statement of assets and liabilities, and foreign currency forward contracts, which are included in other assets and other liabilities on the consolidated statement of assets and liabilities, was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
September 30, 2026
Interest Rate Swaps, non-hedge accounting	$833,934	$—	$833,934	$—	$833,934
Foreign Currency Forward Contracts	29,052	873	28,179	—	28,179
December 31, 2025
Interest Rate Swaps, non-hedge accounting	$—	$—	$—	$—	$—
Foreign Currency Forward Contracts	—	—	—	—	—

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$—	$—	$—	$—
Interest rate swaps	153,587	—	21,537	—
Total net realized gain (loss) on derivative contracts	$153,587	$—	$21,537	$—

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$28,179	$—	$28,179	$—
Interest rate swaps	385,613	—	533,022	—
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$413,792	$—	$561,201	$—

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

A summary of the composition of the Fund’s unfunded commitments as of September 30, 2026 and December 31, 2025 is shown in the table below:

Portfolio Company	Investment Type	September 30, 2026	December 31, 2025
Accela Inc/US	1st Lien Revolver	$7,108,216	$—
Databricks Inc	1st Lien Delayed Draw Term Loan	34,993,259	1,016,073
Central Wire Acquisition, Co. Inc.	1st Lien Revolver	2,443,738	—
Elessent Clean Technologies Inc	1st Lien Revolver	670,518	459,015
Gopher Resource LLC	1st Lien Revolver	325,084	—
Guava Buyer LLC (dba AVI-SPL)	1st Lien Delayed Draw Term Loan	1,186,939	464,684
Guava Buyer LLC (dba AVI-SPL)	1st Lien Revolver	1,554,325	542,131
Hammer IntermediateCo LLC	1st Lien Revolver	—	332,803
Industrial Service Solutions WC, Inc.	1st Lien Revolver	1,705,003	—
LA Specialty Produce Co LLC(dba Vesta Foodservice)	1st Lien Delayed Draw Term Loan	1,621,604	—
LA Specialty Produce Co LLC(dba Vesta Foodservice)	1st Lien Revolver	936,926	—
LVF Holdings Inc	1st Lien Delayed Draw Term Loan	—	1,315,913
Meta Buyer LLC	1st Lien Delayed Draw Term Loan	2,366,320	4,522,348
Meta Buyer LLC	1st Lien Revolver	1,383,967	1,972,759
Otodata Holdings Inc	1st Lien Delayed Draw Term Loan	1,257,646	—
Otodata Holdings Inc	1st Lien Revolver	544,768	—
NP Gaming Acquisition LLC	1st Lien Revolver	1,130,422	—
Quirch Foods Holdings LLC	1st Lien Delayed Draw Term Loan	1,538,390	483,702
Radiate Holdco LLC	1st Lien Delayed Draw Term Loan	—	4,999,500
Recorded Books Inc (RB Media)	1st Lien Delayed Draw Term Loan	20,815	—
Recorded Books Inc (RB Media)	1st Lien Revolver	268,870	—
Resistance Holdings Inc	1st Lien Revolver	1,015,545	—
RKG Newco LLC	1st Lien Revolver	1,247,265	—
Shrieve Chemical Co LLC	1st Lien Revolver	636,114	317,710
Smarsh Inc	1st Lien Delayed Draw Term Loan	113,644	113,644
Smarsh Inc	1st Lien Revolver	57,580	69,702
USA Debusk LLC	1st Lien Revolver	295,121	—
Vantage Specialty Chemicals Inc	1st Lien Revolver	732,090	1,074,627
Xactus LLC	1st Lien Revolver	446,990	287,484
Total		$65,601,159	$17,972,095

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

From time to time, the Fund and its affiliates are subject to litigation arising in the normal course of business, including with respect to our portfolio companies. The Fund is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

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

After the BDC Election date, the Fund entered into subscription agreements with investors, including affiliates of the Adviser, providing for the private placement of the Fund's common shares through subscriptions (collectively “Capital Subscriptions”). Under the terms of the Capital Subscriptions, the Fund continuously offers its common shares on a monthly basis at a price equal to the then current NAV per share. Capital Subscriptions are accepted as of the first calendar day of each month. The Fund is authorized to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value.

As of December 31, 2025, the Fund had $204.4 million of total capital commitments, of which approximately 1.0% was held by affiliates. As of December 31, 2025, $202.3 million of capital commitments were funded.

Shares issued and outstanding as of September 30, 2026 and December 31, 2025 were 20,604,943 and 7,598,987, respectively. The aggregate interests of shareholders affiliated with the Adviser was approximately 0.4% of the Fund as of September 30, 2026 and 1.0% as of December 31, 2025.

The following table summarizes activity in the number of shares issued during the nine months ended September 30, 2026.

Date	Shares Issued	Proceeds Received	Issuance Price per Share
January 2, 2026	77,621	$2,140,000	$27.57
February 2, 2026	7,053,752	$190,451,300	$27.00
March 2, 2026	784,629	$21,090,830	$26.88
April 1, 2026	949,126	$25,303,697	$26.66
May 1, 2026	1,359,664	$36,384,610	$26.76
June 1, 2026	745,920	$19,990,666	$26.80
July 1, 2026	324,600	$8,702,524	$26.81
August 1, 2026	683,801	$18,380,584	$26.88
September 1, 2026	902,356	$24,309,468	$26.94

The following table summarizes activity in the number of shares issued during the nine months ended September 30, 2025.

Date	Shares Issued	Proceeds Received	Issuance Price per Share
February 24, 2025	599,760	$15,000,000	$25.01
July 2, 2025	1,925,298	$50,000,000	$25.97

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Distributions

The Board may, in its discretion, authorize the Fund to distribute ratably among the shareholders of any class of shares in the Fund in accordance with the number of outstanding full and fractional shares of such class or series as the Board may deem proper or as may otherwise be determined in accordance with the governing documents of the Fund. Any such distribution may be made in cash or property (including without limitation any type of obligations of the Fund or any assets thereof) or shares of any class or series or any combination thereof. It is expected that the Board will authorize monthly distributions of the majority of the Fund’s net investment income. The Board may always retain such amount as it may deem necessary to pay the debts or expenses or meet other obligations of the Fund, or as it may otherwise deem desirable to use in the conduct of its affairs or to retain for future requirements or extensions of the business.

The following table summarizes the Fund's dividends declared for the three and nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
January 28, 2026	January 28, 2026	February 27, 2026	Regular	$0.9800	$7,523,076
February 27, 2026	February 27, 2026	March 31, 2026	Regular	$0.1575	$2,320,031
March 25, 2026	March 31, 2026	April 30, 2026	Regular	$0.1575	$2,446,752
April 28, 2026	April 30, 2026	May 27, 2026	Regular	$0.1575	$2,599,927
May 26, 2026	May 29, 2026	June 25, 2026	Regular	$0.1575	$2,817,892
June 23, 2026	June 30, 2026	July 24, 2026	Regular	$0.1575	$2,940,970
July 23, 2026	July 31, 2026	August 24, 2026	Regular	$0.1575	$2,998,029
August 20, 2026	August 31, 2026	September 25, 2026	Regular	$0.1575	$3,111,736
September 23, 2026	September 30, 2026	October 28, 2026	Regular	$0.1575	$3,260,313

The Fund declared no dividends during the three and nine months ended September 30, 2025.

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

The table below summarizes the number of common shares issued to shareholders through the Fund’s distribution reinvestment plan for the three and nine months ended September 30, 2026.

Declared Date	Record Date	Date Shares Issued	Shares Issued
February 27, 2026	February 27, 2026	March 2, 2026	19,968
March 25, 2026	March 31, 2026	April 1, 2026	23,389
April 28, 2026	April 30, 2026	May 1, 2026	24,241
May 26, 2026	May 29, 2026	June 1, 2026	35,525
June 23, 2026	June 30, 2026	July 1, 2026	37,375
July 23, 2026	July 31, 2026	August 1, 2026	38,459
August 20, 2026	August 31, 2026	September 1, 2026	40,985
September 23, 2026	September 30, 2026	October 1, 2026	42,238

As of September 30, 2025 the Fund did not have a distribution reinvestment plan in place.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Share Repurchase Program

The Fund has implemented a share repurchase program following the six month anniversary of the BDC Election Date. At the discretion of the Board, the Fund intends to repurchase up to 5% of the Fund’s common shares outstanding, either by number of common shares or aggregate NAV, as of the close of the applicable calendar quarter. The Board may amend, suspend or terminate the share repurchase program or conduct additional repurchases of common shares in an amount greater than 5% of common shares at any time if in its reasonable judgment it deems such action to be in the Fund’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

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

For the three months ended September 30, 2026 and 2025, 95,455 and zero common shares were repurchased, respectively. For the nine months ended September 30, 2026 and 2025, 95,455 and zero common shares were repurchased, respectively.

The following table presents the repurchases of common shares pursuant to the Fund’s share repurchase program for the nine months ended September 30, 2026.

Commencement Date	Repurchase Request Deadline	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)(4)
August 4, 2026	August 31, 2026	95,455	0.5%	$27.02	September 30, 2026	$2,579,207	—
(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deduction, if applicable.
(3)
Unfulfilled repurchase requests do not carry over automatically and must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the share repurchase program, as applicable.
(4)
All repurchase requests were satisfied in full.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

11.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Nine Months Ended September 30,
	2026	2025
Per Share Data*(1)
Net asset value, beginning of period	$27.57	$23.82
Net investment income (loss)	1.92	2.76
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.23)	0.20
Total from operations(2)	1.69	2.96
Dividends declared from net investment income	(2.24)	—
Total increase (decrease) in net assets	(0.55)	2.96
Net asset value, end of period	$27.02	$26.78
Shares outstanding, end of period	20,604,943	3,125,058
Total Return, based on net asset value(3)(4)	6.43%	12.46%
Ratios to average net assets(5)
Interest and financing related expenses	3.63%	14.12%
Net expenses	6.67%	16.10%
Net investment income (loss)	9.72%	11.50%
Total investment income	16.39%	27.60%
Net assets, end of period	$556,732,186	$83,696,198
Portfolio turnover rate(6)	23.66%	7.50%
Weighted-average shares outstanding	16,694,425	1,722,892

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
(4)
If the Origination Fee waiver had been effective December 31, 2024, the Fund's total return would have been 7.29% for the nine months ended September 30, 2025.
(5)
The ratio reflects an annualized amount, except in the case of non-recurring expenses and Incentive Fees.
(6)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio investments or (ii) the aggregate total of sales of portfolio investments plus any prepayments received, divided by average fair value of portfolio investments during the period.

Silver Point Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

12.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in the consolidated financial statements other than those items described below.

On October 1, 2026 the Fund issued and sold 903,149 shares at an offering price of $27.02 per share. The Fund received approximately $24.4 million as payment for such shares.

On October 22, 2026 the Board declared a distribution of $0.1575 per share, payable on or before November 30, 2026 for shareholders of record as of October 30, 2026.

On November 1, 2026 the Fund received approximately $18.3 million of net proceeds relating to subscriptions.

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
•
the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chain;
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

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $50 million and $200 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of September 30, 2026, the portfolio median EBITDA for our portfolio companies was approximately $113.4 million. We may also, from time to time, invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on October 24, 2024, through September 30, 2026, we have invested approximately $0.9 billion in 79 portfolio companies, excluding any subsequent exits or repayments. As of September 30, 2026, the fair value of our portfolio was invested approximately 96.3% in first lien secured debt, 1.0% in second lien debt, 2.5% in secured debt and 0.2% in equity investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $52.2 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of September 30, 2026, the fair value of the Fund’s total assets was comprised of approximately 76.4% of “qualifying assets.”

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

Size of the Middle Market Environment and Resulting Demand for Capital. The middle market is a critical portion of the U.S. economy and serves an outsized role in terms of GDP and revenues. According to the National Center for The Middle Market Mid-Year 2026 Middle Market Indicator, there are nearly 200,000 businesses in the U.S. middle market which represents one-third of private sector GDP and employment. Moreover, average year-over-year revenue growth in the middle market remained strong at 11.0%, with 82% of companies reporting top-line growth year-over-year. The Middle Market Indicator defines U.S. middle market companies as those with annual revenue between $10 million and $1 billion, significantly overlapping with our definition of U.S. middle market companies. The contribution from middle market companies to the economy has grown over time, and as the sector continues to expand, we believe there will be a similarly outsized need for capital. Historically, U.S. commercial and regional banks were traditional lenders to the middle market. However, regulatory and structural changes have taken place in the lending space that have resulted in less supply of capital for middle market companies from these traditional lenders. This has created an attractive lending opportunity for direct lenders to fill the void of traditional lenders.

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

Portfolio and Investment Activity

As of September 30, 2026 and December 31, 2025, we had investments in 69 and 49 portfolio companies, respectively, with an aggregate fair value of $777.4 million and $340.5 million, respectively. As of September 30, 2026 and December 31, 2025, our portfolio had an average portfolio company investment size of $11.3 million and $6.9 million based on fair value, respectively.

The table below summarizes our investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
($ in millions)*	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$751.6	$748.5	96.3%	$327.2	$328.0	96.3%
Second-lien debt	8.3	8.1	1.0%	8.2	8.1	2.4%
Secured debt	19.9	19.3	2.5%	4.3	4.4	1.3%
Equities and warrants	1.3	1.5	0.2%	—	—	0.0%
Total	$781.1	$777.4	100.0%	$339.7	$340.5	100.0%

(*) Totals may not foot due to rounding.

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
($ in millions)*	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$781.1	100.0%	$777.4	100.0%	$339.7	100.0%	$340.5	100.0%
Non-accrual(1)	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total	$781.1	100.0%	$777.4	100.0%	$339.7	100.0%	$340.5	100.0%

(*) Totals may not foot due to rounding.

(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended September 30, 2026, we funded an aggregate principal amount of $144.0 million. We funded $119.5 million in 11 new portfolio companies and $24.5 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 3.8 years. For the same period, we received $(42.3) million of aggregate repayments, paydowns and sales.

For the three months ended September 30, 2025, we funded an aggregate principal amount of $90.6 million. We funded $86.8 million in 13 new portfolio companies and $3.8 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 4.6 years. For the same period, we received $(2.0) million of aggregate repayments, paydowns and sales.

Our investment activity for the three months ended September 30, 2026 and 2025 is presented below:

	For the three months ended September 30,
($ in millions)*	2026	2025
Investment funded:
New purchases	$119.5	$86.8
Follow-ons	24.5	3.8
Total	$144.0	$90.6
Investments funded(1):
First-lien debt	$140.9	$87.5
Second-lien debt	—	—
Unsecured debt	—	—
Equities	—	—
Other investments	3.1	3.1
Total	$144.0	$90.6
Investments sold or repaid(1):
First-lien debt	$(42.3)	$(2.0)
Second-lien debt	—	—
Unsecured debt	—	—
Equities	—	—
Other investments	—	—
Total	$(42.3)	$(2.0)
Number of new investment commitments in new portfolio companies	11	13
Average new investment fundings in new portfolio companies	$10.9	$6.7
Weighted average term (years) for new investments in new portfolio companies	3.8	4.6
Percentage of new floating rate debt investments at fair value	84.9%	96.3%
Percentage of new fixed rate debt investments at fair value	15.1%	3.7%
Weighted average yield of new investments at fair value	10.3%	11.1%

(*) Totals may not foot due to rounding.

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted average yield of portfolio	10.3%	9.7%
Weighted average yield of performing debt investments	10.3%	9.7%
Weighted average interest rate of performing debt investments	9.4%	9.7%
Weighted average spread over SOFR of floating rate performing investments	5.3%	5.3%

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)*	2026	2025	2026	2025
Total investment income	$19.8	$3.9	$52.1	$8.8
Less: Total net expenses	8.4	1.8	21.2	4.9
Net investment income	11.4	2.1	30.9	3.9
Net realized gain (loss)	0.1	0.0	0.3	(0.0)
Net change in unrealized gain (loss)	2.1	0.4	(4.0)	0.5
Net increase (decrease) in net assets resulting from operations	$13.6	$2.5	$27.2	$4.4

(*) Totals may not foot due to rounding.

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)*	2026	2025	2026	2025
Interest income, excluding PIK interest	$19.6	$3.9	$50.9	$8.8
PIK interest income	0.2	—	0.6	0.0
Other income	0.0	0.0	0.6	0.0
Total investment income	$19.8	$3.9	$52.1	$8.8

(*) Totals may not foot due to rounding.

Our average investment portfolio size based on fair value was $719.8 million and $142.8 million for the three months ended September 30, 2026 and 2025, respectively. Our average investment portfolio size based on fair value was $637.0 million and $106.7 million for the nine months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026, total investment income of $19.8 million increased by approximately $15.9 million compared to $3.9 million for the three months ended September 30, 2025, primarily due to an increase in interest income (excluding PIK) of $15.7 million. The increase in interest income (excluding PIK) was primarily driven by the continued deployment of capital and ramping of the portfolio quarter-over-quarter.

For the nine months ended September 30, 2026, total investment income of $52.1 million increased by approximately $43.3 million compared to $8.8 million for the nine months ended September 30, 2025, primarily due to an increase in interest income (excluding PIK) of $42.1 million. The increase in interest income (excluding PIK) was primarily driven by the continued deployment of capital and ramping of the portfolio year-over-year.

Expenses

Operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)*	2026	2025	2026	2025
Interest and financing expenses	$3.9	$1.6	$11.5	$4.5
Management fee (net of waiver)	1.2	—	1.2	—
Income incentive fee	1.6	—	4.0	—
Professional fees	0.4	0.4	1.6	0.7
Administration fees	0.6	0.2	1.3	0.7
Offering costs	0.1	—	0.1	—
Trustee fees	0.1	—	0.2	—
Origination fee waiver	—	—	—	(0.7)
Other general and administrative expenses	0.3	0.0	0.8	0.1
Recoupment of expense support	0.2	—	0.5	—
Expense support	—	(0.4)	—	(0.4)
Net expenses	$8.4	$1.8	$21.2	$4.9

(*) Totals may not foot due to rounding.

For the three months ended September 30, 2026, total expenses of $8.4 million increased by approximately $6.6 million from $1.8 million for the three months ended September 30, 2025. Interest and financing expenses for the three months ended September 30, 2026 increased by $2.3 million over the prior period, primarily driven by an increase in weighted average financing outstanding of $142.8 million. For the three months ended September 30, 2026, the Fund incurred a management fee of $1.7 million, partially offset by the management fee waiver of ($0.5) million, resulting in a net management fee of $1.2 million, there was no such fee for three months ended September 30, 2025. Additionally, for the three months ended September 30, 2026 Income Incentive Fee increased by approximately $1.6 million, primarily as a result of the new advisory agreement that became effective February 2, 2026.

For the nine months ended September 30, 2026, total expenses of $21.2 million increased by approximately $16.3 million from $4.9 million for the nine months ended September 30, 2025. Interest and financing expenses for the nine months ended September 30, 2026 increased by $7.0 million over the prior period, primarily driven by an increase in weighted average financing outstanding of $152.7 million. For the nine months ended September 30, 2026, the Fund incurred a management fee of $4.0 million, partially offset by the management fee waiver of ($2.8) million, resulting in a net management fee of $1.2 million. Additionally, for the nine months ended September 30, 2026 Income Incentive Fee increased by approximately $4.0 million, primarily as a result of the new advisory agreement that became effective February 2, 2026.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)*	2026	2025	2026	2025
Net realized gain (loss):
Investments	$0.0	$0.0	$0.5	$0.0
Foreign currency ("FX") transactions and FX forward contracts	(0.0)	(0.0)	(0.2)	(0.1)
Interest rate swaps	0.1	—	0.0	—
Total net realized gain (loss)	$0.1	$0.0	$0.3	$(0.0)
Net change in unrealized appreciation (depreciation):
Investments	$1.6	$0.4	$(4.5)	$0.5
Translation in FX and FX forward contracts	0.0	(0.0)	0.0	(0.0)
Interest rate swaps	0.4	—	0.5	—
Total net change in unrealized appreciation (depreciation)	$2.0	$0.4	$(4.0)	$0.5
Net gain (loss)	$2.1	$0.4	$(3.7)	$0.5

(*) Totals may not foot due to rounding.

Net Realized Gain (Loss)

For the three months ended September 30, 2026 and 2025, there were no significant net realized gains (losses) on investments.

For the nine months ended September 30, 2026, net realized gain (loss) on investments was $0.5 million. For the nine months ended September 30, 2025, there were no significant net realized gains (losses) on investments.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three months ended September 30, 2026 and 2025, net change in unrealized appreciation (depreciation) on investments was $1.6 million and $0.4 million, respectively. For the three months ended September 30, 2026 we had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $5.7 million, primarily driven by one portfolio company with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(4.1) million. For the three months ended September 30, 2025 we had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $0.8 million; we had gross unrealized depreciation of $(0.4) million.

For the nine months ended September 30, 2026 and 2025, net change in unrealized appreciation (depreciation) on investments was $(4.5) million and $0.5 million, respectively. For the nine months ended September 30, 2026 we had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $9.7 million, primarily driven by one portfolio company with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(14.2) million, primarily driven by two portfolio companies with respective unrealized depreciation above $(1.0) million. For the nine months ended September 30, 2025 we had gross unrealized appreciation (including reversal of previously unrealized depreciation associated with disposals) of $1.4 million; we had gross unrealized depreciation of $(0.9) million.

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

Depending on the level of taxable income earned in a tax year, the Fund may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Fund determines that its estimated current year taxable income will exceed its estimated current year dividend distributions, the Fund will accrue excise tax on the estimated excess taxable income. For the nine months ended September 30, 2026 the Fund has accrued $0.1 million of excise tax.

Derivatives

We use interest rate swaps to reduce the interest rate risk exposure of certain fixed rate investments. We also entered into foreign currency forward contracts to manage the foreign currency exposure in our non-U.S. dollar denominated investments. See Note 2 and Note 8 to the consolidated financial statements for more details regarding the accounting policies and additional disclosure for derivative instruments.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 343% and 311%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of September 30, 2026 and December 31, 2025, our unfunded portfolio commitments were approximately $65.6 million and $18.0 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of September 30, 2026, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2026, we had approximately $172.0 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of September 30, 2026, we had $48.8 million in cash, restricted cash and foreign cash held at banks. During the nine months ended September 30, 2026, cash used by operating activities was ($416.3) million, primarily driven by payments for the purchase of investments of ($580.0) million, net change in unsettled transactions of ($4.1) million and an increase in net assets resulting from operations of $27.2 million partially offset by other operating activity of $1.7 million and proceeds from sales, paydowns and resolutions of investments of $142.4 million. Lastly, cash provided by financing activities was $454.1 million, primarily due to net proceeds from debt borrowings and principal repayments of $130.0 million and issuance of common shares of $346.8 million offset by dividends paid of ($20.9) million.

Contractual Obligations

As of September 30, 2026, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)*	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2056 Promissory Notes	$1.5	$—	$—	$—	$1.5
Revolving Credit Facility	228.0	—	—	228.0	—
Total Contractual Obligations	$229.5	$—	$—	$228.0	$1.5

(*) Totals may not foot due to rounding.

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

As of September 30, 2026, the commitment under the Revolving Credit Facility was $400 million and amounts drawn under the Revolving Credit Facility bore interest at daily SOFR plus a margin of 2.05% per annum. We also pay a commitment fee of 0.50% per annum on any undrawn amount up to $160 million and 1.75% per annum on any undrawn amount in excess of $160 million. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

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

Distributions

We intend to pay monthly dividends to our shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board of Trustees and will depend on our earnings, financial condition, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time (see Note 10 to the consolidated financial statements for more details).

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

As of September 30, 2026 and December 31, 2025, we had the following commitments to fund investments in current portfolio companies:

($ in millions)*	September 30, 2026	December 31, 2025
First Lien Secured Debt	$65.6	$18.0
Total Portfolio Company Commitments	$65.6	$18.0

(*) Totals may not foot due to rounding.

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2026, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

Other Commitments and Contingencies

Contracts

We have entered into two contracts under which we have future commitments: the Advisory Agreement (see Note 3 to the consolidated financial statements) and the sub-administration agreement. Payments under the Advisory Agreement are equal to (1) a percentage of the Fund’s net assets, (2) a two-part incentive fee and (3) reimbursements equal to an amount that the Administrator incurs for costs and expenses and the Fund’s allocable portion of overhead incurred by our Adviser in performing its obligations as Administrator under the Advisory Agreement. Either party may terminate the Advisory Agreement without penalty upon at least 60 days’ written notice to the other.

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

Recent Developments

On October 1, 2026 the Fund issued and sold 903,149 shares at an offering price of $27.02 per share. The Fund received approximately $24.4 million as payment for such shares.

On October 22, 2026 the Board declared a distribution of $0.1575 per share, payable on or before November 30, 2026 for shareholders of record as of October 30, 2026.

On November 1, 2026 the Fund received approximately $18.3 million of net proceeds relating to subscriptions.

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

As of September 30, 2026, approximately 94.8% of our total debt investments at fair value bore floating interest rates. Our Revolving Credit Facility also bears a floating interest rate (see Note 6 to the consolidated financial statements for more details). From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps.

Assuming that our consolidated balance sheet as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	September 30, 2026
Basis Point Change	Change in Interest Income	Change in Interest Expense	Change in Net Investment Income(1)
($ in millions)
Up 300 basis points	$22.6	$(6.8)	$15.8
Up 200 basis points	15.0	(4.6)	10.4
Up 100 basis points	7.5	(2.3)	5.2
Up 50 basis points	3.8	(1.1)	2.7
Down 50 basis points	(3.7)	1.1	(2.6)
Down 100 basis points	(7.4)	2.3	(5.1)
Down 200 basis points	(14.7)	4.6	(10.1)
Down 300 basis points	(21.1)	6.8	(14.3)
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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Except as described and as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the quarter ended September 30, 2026 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Silver Point Private Credit Fund

Date: November 12, 2026	By:	/s/ Anthony DiNello
Anthony DiNello
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer (Principal Financial Officer)